Form 10-Q
period 1996-03-31
NORTH AMERICAN VACCINE INC
filed 1996-05-15
CIK 856573

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                          OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                           Commission file number   1-10451

                             NORTH AMERICAN VACCINE, INC.
                           --------------------------------
                 Exact name of registrant as specified in its charter

               Canada                                 None
          State or other jurisdiction of          IRS Employer
          incorporation or organization           Identification No.

     12103 Indian Creek Court, Beltsville, Maryland     20705
     ----------------------------------------------     -----
     (Address of principal executive offices)           Zip Code

     Registrant's telephone number, including area code:  (301) 470-6100
     _________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X   No
         -----    -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, no par value, outstanding as of May 8, 1996 -- 30,547,061 shares

                                  TABLE OF CONTENTS




                                                                     PAGE NUMBER
                                                                     -----------
     PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . .     3

               Consolidated Balance Sheets   . . . . . . . . . . . . . . .     4

               Consolidated Statements of Operations   . . . . . . . . . .     5

               Consolidated Statement of Shareholders' Equity  . . . . . .     6

               Consolidated Statements of Cash Flows   . . . . . . . . . .     7

               Notes to Condensed Consolidated Financial Statements  . . .     9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations   . . . . . .    11


     PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .    16

     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                            PART I.  FINANCIAL INFORMATION


     ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim period reported have been made. Results of operations for the three months ended March 31, 1996, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1996.


     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share and per share data)

                                                                                   March 31,        December 31,
                                                                                      1996              1995
                                                                                ---------------    --------------
                                                                                  (Unaudited)
       ASSETS
       ------
       Current assets:
            Cash and cash equivalents                                                    $10,012          $10,443
            Accounts receivable                                                            1,199            2,000
            Prepaid expenses and other current assets                                      1,652            1,067
                                                                                        --------         --------
                 Total current assets                                                     12,863           13,510


       Property, plant and equipment, net                                                 18,065           18,121
       Investment in affiliate, at market                                                  3,234            9,065
       Other assets                                                                          513              553
                                                                                        --------         --------
            Total assets                                                                 $34,675          $41,249
                                                                                        ========         ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
       Current liabilities:
            Accounts payable                                                              $3,194           $3,550
            Other current liabilities                                                      4,788            4,296
                                                                                        --------         --------
                 Total current liabilities                                                 7,982            7,846
                                                                                        --------         --------
       Deferred rent credit, net of current portion                                          183              205
       Shareholders' equity:
            Preferred stock, no par value; unlimited shares authorized-
                 Series A, convertible; issued and outstanding 2,000,000
                 shares; entitled to Can $2.50 per share in liquidation                    6,538            6,538

            Common stock, no par value; unlimited shares authorized; issued
                 30,492,720 shares at March 31, 1996 and 30,186,711 shares
                 at December 31, 1995                                                     59,161           58,474
            Unrealized investment holding gain                                             2,606            7,466
            Accumulated deficit                                                         (41,795)         (39,280)
                                                                                        --------         --------
                 Total shareholders' equity                                               26,510           33,198
                                                                                        --------         --------
            Total liabilities and shareholders' equity                                   $34,675          $41,249
                                                                                        ========         ========


     The   accompanying  notes  are   an  integral   part  of   these  condensed
     consolidated financial statements.

     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     (In thousands, except per share data)
     (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                       1996           1995
                                                                                     --------       --------
       Sales                                                                           $    228       $    -
                                                                                       --------       --------
       Operating expenses:
            Production                                                                    2,932          1,039
            Research and development                                                      2,677          1,606
            General and administrative                                                    1,481          1,199
                                                                                       --------       --------
                 Total operating expenses                                                 7,090          3,844
                                                                                       --------       --------

       Operating loss                                                                   (6,862)        (3,844)
       Other income:
            Gain on sale of investment in affiliate                                       4,228            -
            Interest and dividend income                                                    119            234
                                                                                       --------       --------
       Net loss                                                                        ($2,515)       ($3,610)
                                                                                       ========       ========
       Net loss per share                                                               ($0.08)        ($0.12)
       Weighted-average number of common
            shares outstanding                                                           30,439         29,409

     The  accompanying  notes   are  an   integral  part   of  these   condensed
     consolidated financial statements.


     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
     (In thousands)
     (Unaudited)


                                                     Series A
                                                    Convertible                              Unrealized
                                                  Preferred Stock         Common Stock        Invest-                   Total
                                                  ---------------         ------------          ment        Accum-      Share-
                                                                                              Holding       ulated     holders'
                                                Shares      Amount     Shares     Amount       Gains       Deficit      Equity
                                                ------      ------     ------     ------     ---------     --------    --------
       Balance, December 31, 1995                  2,000     $6,538     30,187     $58,474       $7,466   ($39,280)    $33,198
       Exercise of stock options                       -          -        303         649            -           -        649
       Shares issued under
         401(k) plan                                   -          -          3          38            -           -         38
       Realized investment holding gain                -          -          -           -      (4,228)           -     (4,228)
       Decrease in market value
         of investment                                 -          -          -           -        (632)           -       (632)

       Net loss                                        -          -          -           -            -     (2,515)     (2,515)
                                                --------   --------   --------    --------     --------    --------    --------
       Balance, March 31, 1996                     2,000     $6,538     30,493     $59,161       $2,606   ($41,795)    $26,510
                                                ========   ========   ========    ========     ========   =========    ========

     The  accompanying   notes  are   an  integral   part  of  these   condensed
     consolidated financial statements.


     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)
     (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                    1996           1995
                                                                                                   ------         ------
       Cash flows from operating activities:
            Net loss                                                                                ($2,515)       ($3,610)
            Adjustments to reconcile net loss to net cash used in operating activities:
                 Gain on sale of investment in affiliate                                             (4,228)            -
                 Depreciation and amortization                                                         1,168            336
                 Contribution of common stock to 401(k) plan                                              38             30

                 Decrease (increase) in other assets                                                      40            (8)
                 Decrease in deferred rent                                                              (19)           (18)
                 Cash flows provided by other working capital items                                      349            482
                                                                                                    --------       --------
                      Net cash used in operating activities                                          (5,167)        (2,788)
                                                                                                    --------       --------
       Cash flows from investing activities:
            Capital expenditures                                                                     (1,112)        (6,007)
            Proceeds from sale of investment in affiliate                                              5,199            -
                                                                                                    --------       --------
                      Net cash provided by (used in) investing activities                              4,087        (6,007)
                                                                                                    --------       --------

       Cash flows from financing activities:
            Proceeds from exercise of stock options                                                      649            434
                                                                                                    --------       --------
                      Net cash provided by financing activities                                          649            434
                                                                                                    --------       --------

       Net decrease in cash and cash equivalents                                                       (431)        (8,361)
       Cash and cash equivalents, beginning of period                                                 10,443         20,922
                                                                                                    --------       --------
       Cash and cash equivalents, end of period                                                      $10,012        $12,561
                                                                                                    ========       ========

     The  accompanying   notes  are   an  integral   part  of   these  condensed
     consolidated financial statements.


     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
     (In thousands)
     (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                    1996           1995
                                                                                                   ------         ------
       Cash Flows Provided By (Used in) Other Working Capital Items:
            Decrease (increase) in:
                 Accounts receivable                                                                 $   801        $   -
                 Amounts receivable from affiliate                                                       -               15

                 Prepaid expenses and other current assets                                             (585)          (459)

            Increase (decrease) in:
                 Accounts payable                                                                      (356)          (217)
                 Other current liabilities                                                               489          1,143
                                                                                                     -------        -------
            Net cash provided by other working capital items                                         $   349        $   482
                                                                                                     =======        =======

     The   accompanying  notes   are  an   integral  part   of  these  condensed
     consolidated financial statements.

                    NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


     1.   BUSINESS

     The Company is engaged in the research, development and production of vaccines for the prevention of infectious diseases in children and adults. In the first quarter of 1996, the Swedish Medical Products Agency granted regulatory approval of the Company's acellular pertussis vaccine formulated as a DTaP vaccine for the prevention of diphtheria, tetanus and pertussis (whooping cough). The Company has not received approval from the U.S. Food and Drug Administration ("FDA") or any other regulatory authority to market its DTaP vaccine or any other product in development.

     2.   SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Accounting and Currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and are denominated in U.S. dollars, because the Company conducts the majority of its transactions in this currency. The application of Canadian GAAP would not result in material adjustments to the accompanying financial statements except for the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, as discussed in Note 3. The effect of foreign currency translation has been immaterial.

     (b) Pervasiveness of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

     3.   INVESTMENTS IN AFFILIATES

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," equity securities classified as available-
     for-sale are reported at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity.

     At December 31, 1995, the Company owned 318,084 shares of IVAX Corporation ("IVAX") common stock. The market value of these securities, as shown on the accompanying consolidated balance sheets, have been determined based on the closing prices for registered securities of IVAX as of those dates. In the first quarter of 1996, the Company sold 193,084 shares of its investment in IVAX common stock generating approximately $5.2 million in proceeds (of which $969,000 was received in April 1996) and a realized gain of $4.2 million. The market value of the Company's investment in IVAX at May 9, 1996 was approximately $3.5 million. These investment securities are volatile and therefore subject to significant fluctuations in value.

     4.   OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following components:


                                                         March 31,           December 31,
                                                            1996                 1995
                                                         ----------          ------------
       Payroll and fringe benefits                       $   953              $   736
       Accrued consulting and professional fees              951                  767
       Reserve for contract loss                             720                  720
       Accrued taxes                                         633                  633
       Accrued costs of clinical trials                      495                  574
       Accrued insurance                                     301                   33

       Other accrued liabilities                             298                  438
       Accrued construction costs                            349                  310
       Deferred rent credit                                   88                   85
                                                        --------             --------
            Total other current liabilities              $ 4,788              $ 4,296
                                                        ========              =======

     5.  SUBSEQUENT EVENT

     In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1996. The notes will be convertible into common shares of the Company at any time after August 5, 1996, at the conversion price of approximately $24.86 per common share. The notes are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company.

     The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in common shares.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     BACKGROUND

          The Company is engaged in the research, development and production of vaccines for the prevention of infectious diseases in children and adults.

          In 1995, the Company recognized development revenues pursuant to agreements with Pasteur-Merieux Serums et Vaccins, a wholly-owned subsidiary of Rhone-Poulenc, which operates in North America through its subsidiary Connaught Laboratories ("Pasteur Merieux-Connaught"), under which the Company and Pasteur Merieux-Connaught will jointly develop the Company's meningococcus B vaccine. Additional funding may be provided to the Company by Pasteur Merieux-Connaught under the terms of the clinical development agreement. See "Outlook; Liquidity and Capital Resources," below.

          In February 1996, the Swedish Ministry of Health granted regulatory approval to market the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis (whooping cough). This marketing authorization is the first regulatory approval for any of the Company's products. Under a supply agreement, the Company manufactures the acellular component of the vaccine, and Statens Seruminstitut ("SSI") manufactures the diphtheria and tetanus components and will market and distribute the DTaP vaccine in Sweden, as well as other Scandinavian and Baltic countries comprising SSI's territory. The Company filed a product license application with the FDA in September 1995 for approval to market its DTaP vaccine. See "Outlook; Liquidity & Capital Resources," below.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 AND 1995

          In 1996, the Company recognized $228,000 of revenue from product sales of its acellular pertussis vaccine under the supply agreement with SSI.

          Production expenses were $2.9 million in 1996 compared to $1.0 million in 1995. The increase in these expenses in 1996 is due to increases in depreciation, labor, materials and supplies expenses in the current year as the Company prepares for regulatory approval of its DTaP vaccine in the United States and produces the DTaP vaccine. The increase in labor cost is primarily attributable to an increase in number of employees. In addition, facility costs in 1996 were greater than in 1995 due to the Company's placing in service its expanded production facility.

          Research and development expenses increased to $2.7 million in 1996 from $1.6 million in 1995. The increase is primarily clinical testing expenses, which are the result of expanding the clinical and regulatory affairs operations of the Company. To a lesser extent, there were increases in patent filing expenses over the prior year.

          General and administrative expenses were $1.5 million in 1996 as compared to $1.2 million in 1995. The increase is primarily due to higher labor, insurance, and professional fees as the Company prepares for regulatory approval to market its DTaP vaccine in the United States.

          The Company had 168 and 135 full-time employees as of March 31, 1996 and 1995, respectively.

          In the first quarter of 1996, the Company sold 193,084 shares of its investment in IVAX Corporation common stock, which generated proceeds of approximately $5.2 million, and a realized gain of $4.2 million.

          Interest and  dividend  income  decreased to  $119,000  in  1996  from
     $234,000 in 1995.   This decrease is  due primarily to lower  cash balances
     in 1996.

          The factors cited above resulted in a net loss of $2.5 million in 1996 as compared to a net loss of $3.6 million in 1995. The net loss per share was $0.08 and $0.12 for 1996 and 1995, respectively. Without the $4.2 million gain on the sales of investment securities, the net loss per share for 1996 would have been $0.22. The weighted-average number of common shares outstanding was 30.4 million for 1996 compared to 29.4 million for 1995. The increase in weighted-average shares outstanding is attributable primarily to exercises of stock options.

     OUTLOOK; LIQUIDITY AND CAPITAL RESOURCES

          The following paragraphs contain a discussion of the prospects for the Company's future operations and certain other forward-looking statements and information, together with a review of the Company's liquidity and capital resources. The Company's actual results may differ significantly from the results discussed in the forward looking statements.

          In February 1996, the Swedish Medical Products Agency granted regulatory approval to market the Company's acellular pertussis vaccine (formulated as a combined DTaP vaccine). This is the first regulatory approval for any of the Company's vaccine products under development. Following this regulatory approval, the Company recognized $228,000 in revenues from sale of its acellular pertussis vaccine to SSI for commercialization in Sweden. Additional revenues from such product sales are dependent upon SSI successfully commercializing the DTaP vaccine in Sweden.

          SSI has a product approval application pending in Denmark for a combined DTaP-IPV vaccine and has indicated that it will file additional applications for the acellular pertussis vaccine, both alone and in combination with other antigens, in other countries within its territory. Additional product approvals could lead to increased revenues from the sale of the Company's acellular pertussis vaccine. There are no assurances that these product approvals will be obtained during 1996 or at all, or that once obtained SSI will be effective in the marketing and distribution of the product.

          In September 1995, the Company filed a product license application with the FDA for approval to market its DTaP vaccine. In the event the FDA approves the Company's DTaP vaccine and the Company successfully launches the product in the United States, revenues from operations and the prospects for profitability would significantly increase. There are no assurances that the FDA's approval will be obtained during 1996 or at all, or that once obtained the Company will be effective in the marketing and distribution of the product. The factors affecting successful commercial launch of the DTaP vaccine in the United States include, among others: establishing the identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the Company's DTaP vaccine; distinguishing the Company's product from that of its competitors; whether the Advisory Committee on Immunization Practices ("ACIP") and the American Academy of Pediatrics issue a nationwide recommendation for preferred use of acellular pertussis vaccines in infants and children; and establishing effective distribution channels.

          In connection with the planned marketing and distribution of the DTaP vaccine, the Company is considering the advisability of executing distribution agreements for certain markets. The Company also intends to collaborate in the development of selected vaccine products and may enter into additional collaborative development agreements similar in nature to that which was signed with Pasteur Merieux-Connaught, as described below. These agreements, if executed, would only impact the Company's operating results in future periods. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any distribution agreement or further collaboration agreement will be significant.

          In December 1995, the Company signed a clinical development agreement and license agreement with Pasteur Merieux-Connaught, under which the parties agreed to jointly develop the Company's new conjugate vaccine against meningococcus B infection for both adults and pediatric indications. In 1995 the Company received $3 million from Pasteur Merieux-Connaught, and further fees and funding would be made upon achievement of development, clinical and regulatory milestones. Total fees and payments to the Company upon achievement of all clinical and regulatory milestones would amount to $52 million. Achievement of the first milestone, which is the satisfactory completion of a pre-clinical study and ratification of the license agreement by the National Research Council of Canada, a Canadian federal government agency (NRC), both of which are anticipated to occur during 1996, would result in total payments from Pasteur Merieux-Connaught of $10 million during the course of the year. The Company's revenues from this collaboration will depend upon achievement of the development milestones. The time it may take to achieve these milestones cannot be predicted accurately and no assurances can be given that any or all of these milestones will be achieved at all or within the time frames projected. In addition, Pasteur Merieux-Connaught may terminate these agreements in its sole discretion at any time after December 22, 1996.

          The Company's cash requirements for operations were $5.3 million in the fourth quarter of 1995 and $7.2 million for the first quarter of 1996. At March 31, 1996, the Company had cash and cash equivalents of approximately $10.0 million and investment securities in an affiliate with a market value of $3.2 million. The investment securities consisted of 125,000 shares of IVAX common stock. The fair market value of these investment securities as of May 9, 1996 was $3.5 million. These investments are volatile and therefore subject to significant fluctuations in value.

          Total capital expenditures for the first quarter of 1996 were $1.1 million, which were primarily for production equipment. The Company has been exploring opportunities to build-out, lease or acquire additional research, development and clinical production facilities to accommodate the Company's expanding vaccine development program. The Company has no present agreements, commitments or understandings in respect of any additional facilities and the total capital expenditures for such a project will vary substantially depending upon a number of factors including, among other things, the size of such a facility, the equipment and systems requirements for the facility, location, zoning and other government restrictions. Total projected capital expenditures for 1996 are expected to be approximately $3 million, exclusive of expenditures associated with the build-out, acquisition or improvement of additional facilities. The projected capital expenditures could fluctuate based upon a number of factors including unanticipated costs to replace or repair existing equipment and systems in order to keep the production facility operational or to maintain compliance with regulatory requirements.

          The Company anticipates that cash requirements for operations will be between approximately $9 and $10 million in the second quarter of 1996 as the Company expands production for commercial sale in Europe and in anticipation of regulatory approval in the United States. Thereafter, cash requirements for operations will depend upon the level of vaccine production, costs in preparing for the market introduction of its DTaP vaccine, and the level of expenditures for the Company's ongoing research and development program.

          In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1996. The notes will be convertible into common shares of the Company at any time after August 5, 1996. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company.

          The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in common shares.

          The quarterly operating results for the remaining quarters in 1996 may fluctuate significantly based upon a number of factors including, among other things: the magnitude of sales of product for distribution in Europe; the timing of FDA approval for, and the commercial introduction of, the DTaP vaccine; the timing of the satisfactory completion of milestones under the development agreement with Pasteur Merieux-Connaught; the timing and amount of payments under any additional collaboration agreement or distribution agreement; and the timing of and amount of proceeds from the sale of additional investment securities. There are, however, no assurances that any further regulatory approvals will be received, or that development milestones will be achieved, or that if obtained will contribute materially to the quarterly operating results of the Company. Further, failure or significant delays in receiving additional regulatory approvals and meeting required milestones would have a significant adverse effect on the Company's future operating results and future financial position.

     TAX AND OTHER MATTERS

          At December 31, 1995, the Company and its subsidiaries had income tax loss carryforwards of approximately $11 million to offset future Canadian source income and approximately $48.5 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

                              PART II  OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                Exhibit No.           Description

                10.29                 Indenture dated May 7, 1996
                                      between North American Vaccine,
                                      Inc. ("NAV") and Marine Midland
                                      Bank.

                10.30                 Registration Rights Agreement
                                      dated May 1, 1996 among NAV,
                                      Goldman Sachs & Co. and UBS
                                      Securities LLC

                27                    Financial Data Schedule

          (b)  Reports on Form 8-K

               On January 16, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 reporting the signing of definitive agreements between the Company and Pasteur Merieux-Connaught, whereby the companies would jointly develop a vaccine against meningococcus B infection.

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH AMERICAN VACCINE, INC.
                                   (Registrant)


                                   By:  /s/ Sharon Mates
                                        -------------------------------------
                                        Sharon Mates, Ph.D.
                                        President


                                   By:  /s/ Lawrence J. Hineline
                                        -----------------------------------
                                        Lawrence J. Hineline
                                        Vice President - Finance



     Date:   May 14, 1996