Form 10-Q
period 1996-06-30
NORTH AMERICAN VACCINE INC
filed 1996-08-09
CIK 856573

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1996

                                          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from __________ to __________

                           Commission file number   1-10451

                             NORTH AMERICAN VACCINE, INC.
               (Exact name of registrant as specified in its charter)


                            Canada                             98-0121241
               -------------------------------             ------------------
               (State or other jurisdiction of               (IRS Employer
                incorporation or organization)            Identification No.)

       12103 Indian Creek Court, Beltsville, Maryland            20705
       ----------------------------------------------          ----------
           (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (301) 470-6100

       ____________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes __X__  No _____

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, no par value, outstanding as of August 7, 1996 - 30,686,435 shares

                                  TABLE OF CONTENTS


                                                                     PAGE NUMBER
                                                                     -----------
     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . .   3

               Consolidated Balance Sheets   . . . . . . . . . . . . . . .   4

               Consolidated Statements of Operations   . . . . . . . . . .   5

               Consolidated Statement of Shareholders' Equity  . . . . . .   6

               Consolidated Statements of Cash Flows   . . . . . . . . . .   7

               Notes to Condensed Consolidated Financial Statements  . . .   9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations   . . . . . .  11


     PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders   . .    17

     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . .    18

     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                            PART I.  FINANCIAL INFORMATION


     ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim period reported have been made. Results of operations for the three and six months ended June 30, 1996, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1996.

     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share and per share data)
                                                                                 June 30,    December 31,
                                                                                   1996         1995
                                                                               -----------   ------------
                                                                               (Unaudited)
       ASSETS
       ------
       Current assets:
         Cash and cash equivalents                                                $ 86,652       $ 10,443
         Accounts receivable                                                           731          2,000
         Prepaid expenses and other
           current assets                                                            1,842          1,067
                                                                                  --------       --------
              Total current assets                                                  89,225         13,510

       Property, plant and equipment, net                                           17,981         18,121
       Investment in affiliate, at market                                            1,968          9,065
       Other assets                                                                    520            553
       Deferred financing costs, net                                                 3,435            -
                                                                                  --------       --------
         Total assets                                                             $113,129        $41,249
                                                                                  ========       ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
       Current liabilities:
         Accounts payable                                                         $  1,918       $  3,550
         Other current liabilities                                                   6,001          4,296
                                                                                  --------       --------
              Total current liabilities                                              7,919          7,846
       Deferred rent credit, net of current portion                                    160            205
       6.50% Convertible subordinated notes, due May 1, 2003                        86,250             -
                                                                                  --------       --------
         Total liabilities                                                          94,329          8,051
       Shareholders' equity:
         Preferred stock, no par value; unlimited shares authorized-
           Series A, convertible; issued and outstanding 2,000,000 shares;
           entitled to Can $2.50 per share in liquidation                            6,538          6,538
         Common stock, no par value; unlimited shares authorized; issued
           30,684,018 shares at June 30, 1996 and 30,186,711 shares at
           December 31, 1995                                                        60,819         58,474
         Unrealized investment holding gain                                          1,340          7,466

         Accumulated deficit                                                      (49,897)       (39,280)
                                                                                  --------       --------
              Total shareholders' equity                                            18,800         33,198
                                                                                  --------       --------
              Total liabilities and shareholders' equity                          $113,129       $ 41,249
                                                                                  ========       ========
       The accompanying notes are an integral part of these condensed consolidated financial statements.

     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     (In thousands, except per share data)
     (Unaudited)
                                                           Three Months              Six Months
                                                              Ended                     Ended
                                                             June 30,                 June 30,
                                                         1996         1995        1996         1995
                                                         ----         ----        ----         ----
       Sales                                            $   499     $     -      $   727      $     -
                                                        -------     -------      -------      -------
       Operating expenses:
         Production                                       3,764       1,163        6,696        2,202
         Research and development                         2,889       2,436        5,566        4,042
         General and administrative                       1,746       1,408        3,227        2,607
                                                        -------      ------      -------      -------
              Total operating expenses                    8,399       5,007       15,489        8,851
                                                        -------      ------      -------       ------


       Operating loss                                    (7,900)    (5,007)     (14,762)       (8,851)

       Other Income:
         Gain on sale of investment in affiliate               -     10,929        4,228       10,929
         Interest and dividend income                        723        211          842          445
         Interest expense                                  (925)         -          (925)          -
                                                         -------    -------      -------      -------
       Net income (loss)                                ($8,102)     $6,133     ($10,617)      $2,523
                                                         ======      ======      =======       ======
       Net income (loss) per share                       ($0.26)      $0.18       ($0.35)       $0.07

       Weighted-average number of common and
         common equivalent shares outstanding             30,591     34,332       30,515       34,188






       The accompanying notes are an integral part of these condensed consolidated financial statements.



     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
     (In thousands)
     (Unaudited)
                                                  Series A
                                                Convertible                             Unrealized                     Total
                                              Preferred Stock        Common Stock       Investment                    Share-
                                             -----------------     ----------------       Holding     Accumulated    holders'
                                             Shares     Amount     Shares    Amount        Gains        Deficit       Equity
                                             ------     ------     ------    ------      ---------    -----------    ---------
       Balance, December 31, 1995             2,000      $6,538    30,187    $58,474        $7,466      ($39,280)     $33,198


       Exercise of stock options                 -           -        491      2,262            -              -        2,262
       Shares issued under 401(k) plan           -           -          6         83            -              -           83
       Realized investment holding gain          -           -         -          -         (4,228)            -       (4,228)
       Decrease in market value of
         investment                              -           -         -          -         (1,898)            -       (1,898)
       Net loss                                  -           -         -          -             -        (10,617)     (10,617)
                                             ------      ------    ------    -------        ------        ------       ------
       Balance, June 30, 1996                 2,000      $6,538    30,684    $60,819        $1,340      ($49,897)     $18,800
                                             ======      ======    ======    =======        ======       =======      =======




















       The accompanying notes are an integral part of these condensed consolidated financial statements.


     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)
     (Unaudited)
                                                                                      Six Months
                                                                                         Ended
                                                                                       June 30,
                                                                                  1996           1995
                                                                                 -----          -----
       Cash flows from operating activities:
         Net income (loss)                                                       ($10,617)       $ 2,523
         Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Gain on sale of investment in affiliate                              (4,228)       (10,929)
              (Gain) loss on disposal of equipment                                    (15)             9
              Depreciation and amortization                                         2,411            698
              Contribution of common stock to 401(k) plan                              83             60
              Decrease (increase) in other assets                                      33           (211)
              Decrease in deferred rent                                               (40)           (37)
              Cash flows provided by (used in) other working capital items            562           (659)
              Amortization of deferred financing costs                                 84             -
                                                                                  -------        -------
                 Net cash used in operating activities                            (11,727)        (8,546)
                                                                                  -------        -------

       Cash flows from investing activities:
         Capital expenditures                                                      (2,271)        (7,449)
         Proceeds from sale of investment in affiliate                              5,199         11,502
         Proceeds from sale of equipment                                               15             -
                                                                                  -------        -------
                 Net cash provided by investing activities                          2,943          4,053
                                                                                  -------        -------


       Cash flows from financing activities:
         Proceeds from issuance of convertible debt                                86,250             -
         Proceeds from exercises of stock options                                   2,262            713
         Deferred financing costs                                                  (3,519)            -
                                                                                  -------        -------
                 Net cash provided by financing activities                         84,993            713
                                                                                  -------        -------

       Net increase (decrease) in cash and cash equivalents                        76,209         (3,780)
       Cash and cash equivalents, beginning of period                              10,443         20,922
                                                                                  -------        -------
       Cash and cash equivalents, end of period                                   $86,652        $17,142
                                                                                  =======        =======



       The accompanying notes are an integral part of these condensed consolidated financial statements.

     NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
     (In thousands)
     (Unaudited)
                                                                                      Six Months
                                                                                         Ended
                                                                                       June 30,
                                                                                  1996           1995
                                                                                 -----          -----
       Cash Flows Provided By (Used in) Other Working Capital Items:

         Decrease (increase) in:
              Accounts receivable                                                  $1,269       $     -
              Prepaid expenses and other current assets                              (775)          (345)


         Increase (decrease) in:
              Accounts payable                                                     (1,632)        (1,479)
              Other current liabilities                                             1,700          1,165
                                                                                  -------        -------
       Net cash provided by (used in) other working capital items                 $   562      ($    659)
                                                                                  =======        =======



       Supplemental Disclosure of Cash Flow Information
       Cash paid for interest was $5 and $0 through June 30, 1996 and 1995, respectively.


















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

     (c) Product Sales. Revenue from product sales is recognized when all significant risks of ownership have been transferred, the amount of the selling price is fixed and determinable, all significant related acts of performance have been completed, and no other significant uncertainties exist. In most cases, these criteria are met when the goods are shipped.

     (d) Net Income (Loss) Per Share. Net income per share for the three and six month periods ended June 30, 1995, is based upon the weighted-average number of common equivalent shares outstanding during the period. Common stock equivalents include preferred stock that is convertible into common stock and the dilutive effect of stock options. Fully diluted net income
     (loss) per share has not been presented for the three and six month periods ended June 30, 1995, because the difference is not material. The effect of common stock equivalents on net loss per share for the three and six month periods ended June 30, 1996, is not included because their recognition would be antidilutive.

     (e) Deferred Financing Costs. Deferred financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized over the term of the related debt using the effective interest rate method.

     3.   INVESTMENTS IN AFFILIATES

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity.

     At December 31, 1995, the Company owned 318,084 shares of IVAX Corporation ("IVAX") common stock. The market value of these securities, as shown on the accompanying consolidated balance sheets, have been determined based on the closing prices for registered securities of IVAX as of those dates. In the first quarter of 1996, the Company sold 193,084 shares of its investment in IVAX common stock generating approximately $5.2 million in proceeds and a realized gain of $4.2 million. The market value of the Company's investment in IVAX at August 7, 1996 was approximately $1.7 million. These investment securities are volatile and therefore subject to significant fluctuations in value.

     4.   OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following components:

                                                       June 30,    December 31,
                                                         1996          1995
                                                       --------    ------------
                                                          (in thousands)
      Payroll and fringe benefits                       $ 1,054         $   736
      Accrued consulting and
        professional fees                                 1,017             767
      Accrued interest payable                              836              -
      Reserve for contract loss                             720             720
      Accrued taxes                                         607             633
      Accrued costs of clinical trials                      600             574
      Accrued construction costs                            522             310
      Deferred rent credit                                   90              85
      Other accrued liabilities                             555             471
                                                         ------          ------
           Total other current liabilities               $6,001          $4,296
                                                         ======          ======


     5.  LONG-TERM DEBT

     In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1996. The notes will be convertible into common shares of the Company at any time after August 5, 1996, at the initial conversion price of approximately $24.86 per common share. The notes are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company.

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


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                -------------------------------------------------

     Background
     ----------

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

          In February 1996, the Swedish Ministry of Health granted regulatory approval to market the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis (whooping cough). This marketing authorization is the first regulatory approval for any of the Company's products. Under a supply agreement, the Company manufactures the acellular component of the vaccine, and Statens Seruminstitut ("SSI") manufactures the diphtheria and tetanus components and will market and distribute the DTaP vaccine in Sweden, as well as, upon receipt of any required regulatory approvals, other countries comprising SSI's territory. The Company filed a product license application with the FDA in September 1995 for approval to market its DTaP vaccine. See "Outlook; Liquidity and Capital Resources," below.

     Results of Operations
     ---------------------

     Three Months Ended June 30, 1996 and 1995

          In 1996, the Company recognized $499,000 of revenue from product sales of its acellular pertussis vaccine.

          Production expenses were $3.8 million in 1996 compared to $1.2 million in 1995. The increase in these expenses in 1996 is due to increases in depreciation, labor, materials and supplies as the Company produces the acellular pertussis vaccine for sale and prepares for regulatory approval of its DTaP vaccine in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. In addition, facility costs increased in 1996 over 1995 due to the Company's placing in service its expanded production facility and its adjacent support facility.

          Research and development expenses increased to $2.9 million in 1996 from $2.4 million in 1995. The increase represents primarily clinical testing and related expenses and regulatory filing fees, as the Company expands its clinical and regulatory affairs operations.

          General and administrative expenses were $1.7 million in 1996 as compared to $1.4 million in 1995. The increase is primarily due to higher labor and professional fees as the Company prepares for regulatory approval to market its DTaP vaccine in the United States.

          The Company had 184 and 140 full-time employees as of June 30, 1996 and 1995, respectively.

          In the second quarter of 1995, the Company sold 695,936 shares of its investment in an affiliate, which generated proceeds of approximately $11.5 million, and a realized gain of $10.9 million.

          Interest and dividend income increased to $723,000 in 1996 from $211,000 in 1995. This increase is due primarily to higher cash balances as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Outlook; Liquidity and Capital Resources" below.

          Interest expense in 1996 was $925,000 due to the issuance of the convertible subordinated notes.

          The factors cited above resulted in a net loss of $8.1 million or $0.26 per share in 1996 as compared to a net income of $6.1 million or $0.18 per share in 1995. Without the $10.9 million gain on the sales of investment securities, the net loss per share for 1995 would have been $0.16. The weighted-average number of common and common equivalent shares outstanding was 30.6 million for 1996 compared to 34.3 million for 1995. The decrease in the number of weighted-average shares outstanding for 1996 as compared to 1995 is attributable to the inclusion in 1995 of convertible preferred shares and dilutive stock options as common stock equivalents.

     Six Months Ended June 30, 1996 and 1995

          In 1996, the Company recognized $727,000 of revenue from product sales of its acellular pertussis vaccine.

          Production expenses were $6.7 million in 1996 compared to $2.2 million in 1995. The increase in these expenses in 1996 is due to increases in depreciation, labor, materials and supplies as the Company produces the acellular pertussis vaccine for sale and prepares for regulatory approval of its DTaP vaccine in the United States. The increase in labor cost is attributable primarily to an increase in number of employees. In addition, facility costs increased in 1996 over 1995 due to the Company's placing in service its expanded production facility and its adjacent support facility.

          Research and development expenses increased to $5.6 million in 1996 from $4.0 million in 1995. The increase represents primarily clinical testing and related expenses as the Company expands its clinical and regulatory affairs operations.

          General and administrative expenses were $3.2 million in 1996 as compared to $2.6 million in 1995. The increase is primarily due to higher labor and professional fees as the Company prepares for regulatory approval to market its DTaP vaccine in the United States.

          The Company had 184 and 140 full-time employees as of June 30, 1996 and 1995, respectively.

          In 1996 the Company sold 193,084 shares of its investment in IVAX common stock, which generated proceeds of approximately $5.2 million and a realized gain of $4.2 million or $0.14 per share. In 1995, the Company sold 695,936 shares of its investment in an affiliate, which generated proceeds of approximately $11.5 million, and a realized gain of $10.9 million or $0.36 per share.

          Interest and dividend income increased to $842,000 in 1996 from $445,000 in 1995. This increase is due primarily to higher cash balances as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Outlook; Liquidity and Capital Resources" below.

          Interest expense in 1996 was $925,000 due to the issuance of the convertible subordinated notes.

          The factors cited above resulted in a net loss of $10.6 million or $0.35 per share in 1996 as compared to net income of $2.5 million or $0.07 per share in 1995. Without the gains on the sales of investment securities in 1995 and 1996, the net losses per share for 1996 and 1995 would have been $0.49 and $0.29 per share for 1996 and 1995, respectively. The weighted-average number of common and common equivalent shares outstanding was 30.5 million for 1996 compared to 34.2 million for 1995. The decrease in the number of weighted-average shares outstanding for 1996 as compared to 1995 was attributable to the inclusion in 1995 of convertible preferred shares and dilutive stock options as common stock equivalents.

     Outlook; Liquidity and Capital Resources
     ----------------------------------------

          The following paragraphs contain a discussion of the prospects for the Company's future operations and certain other forward-looking statements and information, together with a review of the Company's liquidity and capital resources. The Company's actual results may differ significantly from the results discussed in the forward-looking statements, for among other things, the reasons described below.

          In February 1996, the Swedish Medical Products Agency granted regulatory approval to market the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine. This is the first regulatory approval for any of the Company's vaccine products under development. SSI markets the DTaP vaccine in Sweden, has a product approval application pending in Denmark for a combined DTaP-IPV vaccine, and has indicated that it will file additional applications for the acellular pertussis vaccine, both alone and in combination with other antigens, in other countries within its territory.

          Following regulatory approval, the Company has recognized $727,000 in revenues from sale of its acellular pertussis vaccine. Additional revenues from such product sales are dependent upon successful commercialization of the DTaP vaccine in Sweden and additional product approvals of acellular pertussis products in other countries. The Company does not control the marketing and distribution efforts of SSI in its territory and, therefore, the Company's revenues from product sales in that territory are dependent upon effective sales, marketing and distribution efforts of SSI. There are no assurances that further product approvals will be obtained during 1996 or at all, or that the DTaP vaccine will be marketed and distributed effectively.

          On July 31, 1996, Connaught Laboratories announced that Tripedia(TRADEMARK), its combined vaccine for the prevention of diphtheria, tetanus and pertussis, has been approved by the FDA for the primary and first booster doses administered at two, four, six and 12-18 months of age. Another competitor has received FDA Advisory Committee review of its DTaP product for infant indications. Tripedia had previously been approved by the FDA for the booster doses administered at 12-18 months of age and immediately prior to grade school entry. The
     Company does not believe that this approval will adversely affect the regulatory review process for its DTaP vaccine, although there can be no assurances in this regard. The principal factors affecting the timetable for review and approval of the Company's DTaP vaccine are believed to be the quality of the clinical trials conducted on the product, the quality and adequacy of the clinical data submitted for the product, and the quality and adequacy of the manufacturing facility and operations for the product, among other things. The Company is unable to predict the impact that FDA approval of Tripedia for infant indications will have on the marketing and distribution of the Company's DTaP vaccine should its product be approved by the FDA.

          In September 1995, the Company filed a product license application with the FDA for approval to market its DTaP vaccine. If the FDA approves the Company's DTaP vaccine and the Company successfully launches the product in the United States, revenues from operations and the prospects for profitability would significantly increase. There are no assurances that the FDA's approval will be obtained during 1996 or at all, or that once obtained the Company will be effective in marketing and distributing the product. The factors affecting successful commercial launch of the DTaP vaccine in the United States include, among others: establishing the identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the Company's DTaP vaccine; distinguishing the Company's product from that of its competitors; whether the Advisory Committee on Immunization Practices ("ACIP") and the American Academy of Pediatrics issue a nationwide recommendation for preferred use of acellular pertussis vaccines in infants and children; and establishing effective distribution channels.

          In connection with the planned marketing and distribution of the DTaP vaccine and further combination vaccines, the Company is considering the advisability of executing distribution agreements for certain markets, including the United States. The Company also intends to collaborate in the development of selected vaccine products and may enter into additional collaborative development agreements similar in nature to that which was signed with Pasteur Merieux-Connaught, as described below. These agreements, if executed, would only impact the Company's operating results in future periods. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any distribution agreement or further collaboration agreement will be significant.

          In December 1995, the Company signed a clinical development agreement and license agreement with Pasteur Merieux-Connaught, under which the parties agreed to jointly develop the Company's new conjugate vaccine against meningococcus B infection for both adults and pediatric indications. In 1995 the Company received $3 million from Pasteur Merieux-Connaught, and further fees and funding would be made upon achievement of development, clinical and regulatory milestones. Total fees and payments to the Company upon achievement of all clinical and regulatory milestones would amount to $52 million. Achievement of the first milestone, which is the satisfactory completion of a pre-clinical study and ratification of the license agreement by the National Research Council of Canada, a Canadian federal government agency ("NRC"), would result in further payments from Pasteur Merieux-Connaught. Additional revenues from this collaboration will depend upon achievement of the development milestones. The time it may take to achieve these milestones cannot be predicted accurately and no assurances can be given that any or all of these milestones will be achieved during 1996 or at all. In addition, Pasteur Merieux-Connaught may terminate these agreements in its sole discretion at any time after December 22, 1996.

          The Company's cash requirements for operations were $7.2 and $7.5 million in the first and second quarters of 1996, respectively. At June 30, 1996, the Company had cash and cash equivalents of approximately $86.7 million and investment securities in an affiliate with a market value of approximately $2.0 million. The investment securities consisted of 125,000 shares of IVAX common stock. The fair market value of these investment securities as of August 7, 1996 was $1.7 million. These investment securities are volatile and therefore subject to significant fluctuations in value.

          Total capital expenditures for the first six months of 1996 were $2.3 million, primarily for production equipment. The Company has been exploring opportunities to build-out, lease or acquire additional research, development and clinical production facilities to accommodate the Company's expanding vaccine development program. The Company has identified a possible additional facility, which may be acquired during 1996. The total cash required for such a project could be up to $25 million, which could involve a substantial payment on closing with periodic payments thereafter. The amount and timing of capital expenditures could vary depending upon a number of factors including, among other things, the quality of the facility, the equipment and systems requirements for the facility and the terms of the transaction. Total projected capital expenditures for 1996 are expected to be between approximately $3 and $4 million, exclusive of expenditures associated with the build-out, acquisition or improvement of additional facilities. The projected capital expenditures could fluctuate based upon a number of factors including unanticipated costs to replace or repair existing equipment and systems in order to keep the current production facility operational or to maintain compliance with regulatory requirements.

          The Company anticipates that cash requirements for operations will be up to $8 million in the third quarter of 1996 and between $11 and $13 million in the fourth quarter of 1996, as the Company expands production for commercial sale in Europe and in anticipation of regulatory approval in the United States. The fourth quarter projection includes approximately $2.7 million of interest payments on the convertible notes discussed below. These cash requirements do not include possible additional expenditures associated with the operations of a proposed additional facility as described above. Thereafter, cash requirements for operations will depend upon the level of vaccine production, costs in preparing for the market introduction of its DTaP vaccine, and the level of expenditures for the Company's ongoing research and development program.

          In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and
     November 1 each year, commencing November 1, 1996. The notes will be convertible into common shares of the Company, at the initial conversion price of approximately $24.86 per common share, at any time after August 5, 1996. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company.

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

          The Company is obligated to and has filed a registration statement registering resales of the notes and the underlying common shares.

          The quarterly operating results for the remaining quarters in 1996 may fluctuate significantly based upon a number of factors including, among other things: the magnitude of sales of product for distribution in Europe; the timing of FDA approval for, and the commercial introduction of, the DTaP vaccine; the costs associated with additional facilities; the timing of the satisfactory completion of milestones under the development agreement with Pasteur Merieux-Connaught; the timing and amount of payments under any additional collaboration agreement or distribution agreement; and the timing of and amount of proceeds from the sale of additional investment securities. There are, however, no assurances that any further regulatory approvals will be received, or that development milestones will be achieved, or that if obtained will contribute materially to the quarterly operating results of the Company. Further, failure or significant delays in receiving additional regulatory approvals and meeting required milestones would have a significant adverse effect on the Company's future operating results and future financial position.



     Tax and Other Matters
     ---------------------

          At December 31, 1995, the Company and its subsidiaries had income tax loss carryforwards of approximately $11 million to offset future Canadian source income and approximately $48.5 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

                             PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1996 Annual Meeting of Shareholders was held on June 18, 1996. The matters voted on and approved by the shareholders at the meeting, together with a tabulation of the respective votes, are as follows:

     1. Election of Directors. The following individuals were elected, by the following votes to serve as the directors of the Company until the Company's next annual meeting of shareholders, or until their respective successors are duly elected and qualified or until their prior resignation or removal:

                   Name                    For         Withheld
                   ----                    ---         --------

          Francesco Bellini                27,584,911       41,614
          Alain Cousineau                  27,584,911       41,614
          Jonathan Deitcher                27,584,911       41,614
          Denis Dionne                     27,584,911       41,614
          Neil Flanzraich                  27,584,911       41,614
          Phillip Frost                    27,584,911       41,614
          Lyle Kasprick                    27,584,911       41,614
          Francois Legault                 27,583,911       42,614
          Sharon Mates                     27,584,911       41,614
          Richard Pfenniger                27,584,911       41,614
          Rondi Grey                       27,583,911       42,614


     There  were  no  broker  non-votes   or  abstentions  in  the  election  of
     directors.   These individuals constitute the entire  Board of Directors of the Company.

     2. Appointment of Accountants. Arthur Andersen LLP was duly appointed as independent public accountants of the Company for the year ending December 31, 1996, by the following vote:


                                            FOR         AGAINST      ABSTAIN
                                            ---         -------      -------

       Appointment of Arthur Andersen    27,587,033     32,891        6,601
       LLP as independent public
       accountants of the Company


     There were no broker non-votes in the appointment of the independent public accountants.

                             PART II.  OTHER INFORMATION


     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits

                     Exhibit No.       Description
                     -----------       -----------

                     27                Financial Data Schedule

             (b)     Reports on Form 8-K

                               None.

                                     SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NORTH AMERICAN VACCINE, INC.
                                       ----------------------------
                                                (Registrant)


                                       By:  /s/ Sharon Mates
                                            -----------------------
                                            Sharon Mates, Ph.D.
                                            President


                                       By:  /s/ Lawrence J. Hineline
                                           -------------------------
                                            Lawrence J. Hineline
                                            Vice President - Finance














     Date:   August 9, 1996