Form 10-Q
period 1996-09-30
NORTH AMERICAN VACCINE INC
filed 1996-11-14
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-10451

                          NORTH AMERICAN VACCINE, INC.
             (Exact name of registrant as specified in its charter)

           CANADA                                             98-0121241
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

12103 INDIAN CREEK COURT, BELTSVILLE, MARYLAND                     20705
----------------------------------------------                  ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (301) 470-6100
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF NOVEMBER 11, 1996 -- 31,258,833 SHARES

                                TABLE OF CONTENTS




                                                                 PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements......................................   3

            Consolidated Balance Sheets...............................   4

            Consolidated Statements of Operations.....................   5

            Consolidated Statement of Shareholders' Equity............   6

            Consolidated Statements of Cash Flows.....................   7

            Notes to Condensed Consolidated Financial Statements......   9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............  12


PART II.    OTHER INFORMATION

Item 5.     Other Information.........................................  20

Item 6.     Exhibits and Reports on Form 8-K..........................  21


SIGNATURES............................................................  22

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim period reported have been made. Results of operations for the three and nine months ended September 30, 1996, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1996.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         1996                 1995
                                                                                   ------------------   -----------------
                                                                                      (UNAUDITED)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                               $   81,881         $    10,443
  Accounts receivable                                                                              -               2,000
  Prepaid expenses and other current assets                                                    2,009               1,067
                                                                                          -----------        ------------
          Total current assets                                                                83,890              13,510

Property, plant and equipment, net                                                            17,769              18,121
Investment in affiliate, at market                                                             2,031               9,065
Other assets                                                                                     529                 553
Deferred financing costs, net                                                                  3,309                   -
                                                                                          -----------        ------------
     Total assets                                                                         $  107,528         $    41,249
                                                                                          ===========        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                        $    1,734         $     3,550
  Other current liabilities                                                                    6,797               4,296
                                                                                          -----------        ------------
         Total current liabilities                                                             8,531               7,846

Deferred rent credit, net of current portion                                                     137                 205

6.50% Convertible subordinated notes, due May 1, 2003                                         86,250                   -
                                                                                          -----------        ------------
     Total liabilities                                                                        94,918               8,051

SHAREHOLDERS' EQUITY:
 Preferred  stock,  no  par  value;   unlimited  shares  authorized-  Series  A,
     convertible; issued and outstanding 2,000,000 shares; entitled to Can $2.50
     per share in liquidation                                                                  6,538               6,538

 Common stock, no par value;  unlimited  shares  authorized;  issued  30,906,547
    shares at September 30, 1996 and 30,186,711 shares at December 31, 1995                   63,239              58,474

 Unrealized investment holding gain                                                            1,403               7,466

 Accumulated deficit                                                                         (58,570)            (39,280)
                                                                                          -----------        ------------
         Total shareholders' equity                                                           12,610              33,198
                                                                                          -----------        ------------

     Total liabilities and shareholders' equity                                           $  107,528         $    41,249
                                                                                          ===========        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (IN THOUSANDS, EXCEPT PER SHARE DATA)
 (UNAUDITED)

                                                             THREE MONTHS                               NINE MONTHS
                                                                 ENDED                                     ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                     1996                 1995                 1996                  1995
                                                ----------------   --------------------  ------------------   --------------------

 SALES                                                $       -              $       -          $      727            $         -
                                                ----------------   --------------------  ------------------   --------------------

 OPERATING EXPENSES:
     Production                                           4,058                  1,376              10,754                  3,578
     Research and development                             2,560                  3,269               8,126                  7,311
     General and administrative                           1,599                  1,489               4,826                  4,096
                                                ----------------   --------------------  ------------------   --------------------
           Total  operating expenses                      8,217                  6,134              23,706                 14,985
                                                ----------------   --------------------  ------------------   --------------------

 OPERATING LOSS                                          (8,217)                (6,134)            (22,979)               (14,985)

 OTHER INCOME:
     Gain on sale of investment in affiliate                  -                      -               4,228                 10,929
     Interest and dividend income                         1,075                    209               1,917                    654
     Interest expense                                    (1,531)                     -              (2,456)                     -
                                                ----------------   --------------------  ------------------   --------------------
 NET LOSS                                               ($8,673)               ($5,925)           ($19,290)               ($3,402)
                                                ================   ====================  ==================   ====================

 NET LOSS PER SHARE                                      ($0.28)                ($0.20)             ($0.63)                ($0.11)

 WEIGHTED-AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                  30,769                 29,811              30,600                 29,625

The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
(UNAUDITED)



                                            SERIES A                                    UNREALIZED
                                          CONVERTIBLE                                    INVEST-                         TOTAL
                                        PREFERRED STOCK            COMMON STOCK            MENTG         ACCUM-          SHARE-
                                     -----------------------  -----------------------    HOLDING         ULATED         HOLDERS'
                                      SHARES       AMOUNT      SHARES       AMOUNT        GAINS          DEFICIT         EQUITY
                                     ----------  -----------  ---------   -----------  -------------  --------------  -------------

Balance, December 31, 1995               2,000       $6,538     30,187       $58,474         $7,466        ($39,280)       $33,198

Exercises of stock options                   -            -        711         4,634              -               -          4,634
Shares issued under
  401(k) plan                                -            -          9           131              -               -            131
Realized investment holding gain             -            -          -             -         (4,228)              -         (4,228)
Decrease in market value
  of investment                              -            -          -             -         (1,835)              -         (1,835)
Net loss                                     -            -          -             -              -         (19,290)       (19,290)
                                     ----------  -----------  ---------   -----------  -------------  --------------  -------------
Balance, September 30, 1996              2,000       $6,538     30,907       $63,239         $1,403        ($58,570)       $12,610
                                     ==========  ===========  =========   ===========  =============  ==============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.




NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)                                                                                       NINE MONTHS
                                                                                                     ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          1996                  1995
                                                                                    ------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                ($19,290)              ($3,402)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
          Gain on sale of investment in affiliate                                             (4,228)              (10,929)
          (Gain) loss on disposal of equipment                                                   (15)                   26
          Depreciation and amortization                                                        3,697                 1,022
          Amortization of deferred financing costs                                               210                     -
          Contribution of common stock to 401(k) plan                                            131                    94
          Decrease (increase) in other assets                                                     24                  (194)
          Decrease in deferred rent                                                              (60)                  (56)
          Cash flows provided by other working capital items                                   1,735                   274
                                                                                    ------------------   -------------------
              Net cash used in operating activities                                          (17,796)              (13,165)
                                                                                    ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                      (3,345)               (8,754)
    Proceeds from sale of investment in affiliate                                              5,199                11,502
    Proceeds from sale of equipment                                                               15                     -
                                                                                    ------------------   -------------------
              Net cash provided by investing activities                                        1,869                 2,748
                                                                                    ------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible debt                                                86,250                     -
    Proceeds from exercises of stock options                                                   4,634                 1,210
    Deferred financing costs                                                                  (3,519)                    -
                                                                                    ------------------   -------------------
              Net cash provided by financing activities                                       87,365                 1,210
                                                                                    ------------------   -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          71,438                (9,207)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                10,443                20,922
                                                                                    ------------------   -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $81,881               $11,715
                                                                                    ==================   ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.




NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)
(UNAUDITED)
                                                                                               NINE MONTHS
                                                                                                  ENDED
                                                                                              SEPTEMBER 30,
                                                                                      1996                  1995
                                                                                ------------------   --------------------

CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

    Decrease (increase) in:
          Accounts receivable                                                            $  2,000                $     -
          Prepaid expenses and other current assets                                          (943)                  (643)

    Increase (decrease) in:
          Accounts payable                                                                 (1,816)                  (646)
          Other current liabilities                                                         2,494                  1,563
                                                                                ------------------   --------------------
    Net cash provided by other working capital items                                     $  1,735                $   274
                                                                                ==================   ====================




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest was $9 and $0 through September 30, 1996 and 1995 respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BUSINESS

The Company is engaged in the research, development and production of vaccines for the prevention of infectious diseases in children and adults. In the first quarter of 1996, the Swedish Medical Products Agency granted regulatory approval of the Company's acellular pertussis vaccine formulated as a DTaP vaccine for the prevention of diphtheria, tetanus and pertussis (whooping cough). In the third quarter of 1996, the Danish National Board of Health granted regulatory approval of a combined DTaP-IPV (polio) vaccine. The Company has not received approval from the U.S. Food and Drug Administration ("FDA") or any other regulatory authority to market its DTaP vaccine or any other product in development.

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

(D) DEFERRED FINANCING COSTS. Deferred financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized over the term of the related debt using the effective interest rate method.

3.  INVESTMENTS IN AFFILIATES


In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity.

At December 31, 1995, the Company owned 318,084 shares of IVAX Corporation ("IVAX") common stock. The market values of these securities, as shown on the accompanying consolidated balance sheets, have been determined based on the closing prices for registered securities of IVAX as of those dates. In the first quarter of 1996, the Company sold 193,084 shares of its investment in IVAX common stock generating approximately $5.2 million in proceeds and a realized gain of $4.2 million. The market value of the Company's investment in IVAX at November 11, 1996 was approximately $1.6 million. These investment securities are volatile and therefore subject to significant fluctuations in value.

4.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following components:

                                               September 30,    December 31,
                                                   1996            1995
                                               -------------    ------------
                                                       (in thousands)
Accrued interest payable                        $ 2,237         $     -
Payroll and fringe benefits                       1,486              736
Reserve for contract loss                           720              720
Accrued taxes                                       607              633
Accrued costs of clinical trials                    517              574
Accrued consulting and professional fees            423              767
Accrued construction costs                          316              310
Deferred rent credit                                 93               85
Other accrued liabilities                           398              471
                                               --------          -------
Total other current liabilities                 $ 6,797           $4,296
                                                =======           ======

5.  LONG-TERM DEBT

In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1996. The notes are convertible into common shares of the Company at any time after August 5, 1996, at the initial conversion price of approximately $24.86 per common share. The notes are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in common shares.

6.   SUBSEQUENT EVENTS

In the fourth quarter, the Company and Abbott Laboratories ("Abbott") signed a definitive agreement under which Abbott would market CERTIVA(TRADEMARK), the Company's DTaP vaccine, when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines which are under development.

Abbott will market CERTIVA(TRADEMARK) and combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market CERTIVA(TRADEMARK) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention.

On execution of the agreement, the Company received $13 million of which $6.3 million represented payment for 350,000 shares of the Company's common stock, and the balance represented a marketing fee and a clinical development payment. The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott will provide the Company with clinical development funding. The Company will receive payments upon achievement of prescribed milestones. The agreement provides for total payments of up to $42 million by Abbott. The first milestone relates to FDA approval of CERTIVA(TRADEMARK) provided certain other conditions are satisfied. In addition, the Company will receive revenues from Abbott as it purchases CERTIVA(TRADEMARK) and the combination vaccine products for resale to the private pediatric market.

In the fourth quarter, the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland. The acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of a real estate lease. The total acquisition cost was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation which expires in 2000. The lease will be accounted for as a capital lease for financial reporting purposes, with monthly payments of approximately $179,000. In addition, the Company has assumed the real estate lease underlying the facility, which is scheduled to expire in 2000, but may be extended through 2010. Under the terms of the equipment lease, the Company has a buyout option at the end of the third year for a predetermined amount, and an option at the end of the fourth year at the greater of the fair market value of the equipment or a predetermined amount. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth and certain other financial ratios. The Company would be required to post an irrevocable letter of credit for predetermined amounts at such time as the Company is not in compliance with any of these financial covenants.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              --------------------------------------------------

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

     In February 1996, the Swedish Ministry of Health granted regulatory approval to market the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis (whooping cough). This marketing authorization was the first regulatory approval for any of the Company's products. Under a supply agreement, the Company manufactures the acellular component of the vaccine, and Statens Seruminstitut ("SSI") manufactures the diphtheria and tetanus components and will market and distribute the DTaP vaccine in Sweden, as well as, upon receipt of any required regulatory approvals, other countries comprising SSI's territory. In September 1996, the Danish National Board of Health granted regulatory approval of a combined DTaP-IPV (polio) vaccine for all primary and booster doses for infants and children in Denmark. This combination vaccine, which includes the Company's acellular pertussis vaccine, was developed jointly by SSI and the Company. The Company filed a product license application with the FDA in September 1995 for approval to market CERTIVA(TRADEMARK), the Company's DTaP vaccine. On October 29, 1996, the FDA's Advisory Committee on Vaccines and Related Biologicals reviewed the clinical data on CERTIVA(TRADEMARK), which data was submitted in the application. See "Outlook; Liquidity and Capital Resources," below.

     The Company had 196 and 155 full-time employees as of September 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Production expenses were $4.1 million in 1996 compared to $1.4 million in 1995. The increase in these expenses in 1996 is due to increases in depreciation, materials, and labor, as the Company prepares for regulatory approval of CERTIVA(TRADEMARK) in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. In addition, facility costs increased in 1996 over 1995 due to the Company's placing in service its expanded production facility and its adjacent support facility.

     Research and development expenses decreased to $2.6 million in 1996 from $3.3 million in 1995. The decrease is attributable primarily to lower clinical testing and related expenses.

     General and administrative expenses were $1.6 million in 1996 as compared to $1.5 million in 1995. The increase is primarily due to higher labor costs and supplies due to increased number of employees, offset in part by reduced marketing and consulting fees.

     Interest and dividend income increased to $1.1 million in 1996 from $209,000 in 1995. This increase is due primarily to higher cash balances as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Outlook; Liquidity and Capital Resources" below.

     Interest expense in 1996 was $1.5 million due to the issuance of the convertible subordinated notes.

     The factors cited above resulted in a net loss of $8.7 million or $0.28 per share in 1996 as compared to a net loss of $5.9 million or $0.20 per share in 1995. The weighted-average number of common and common equivalent shares outstanding was 30.8 million for 1996 compared to 29.8 million for 1995. The increase in the number of weighted-average shares outstanding for 1996 as compared to 1995 is attributable primarily to the exercises of stock options.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     In 1996, the Company recognized $727,000 of revenue from product sales of its acellular pertussis vaccine.

     Production expenses were $10.8 million in 1996 compared to $3.6 million in 1995. The increase in these expenses in 1996 is due to increases in depreciation, materials, and labor, as the Company produces the acellular pertussis vaccine for European distribution and prepares for regulatory approval of CERTIVA(TRADEMARK) in the United States. The increase in labor cost is attributable primarily to an increase in number of employees. In addition, facility costs increased in 1996 over 1995 due to the Company's placing in service its expanded production facility and its adjacent support facility.

     Research and development expenses increased to $8.1 million in 1996 from $7.3 million in 1995. The total year to date increase represents primarily clinical testing and related expenses as the Company expanded its clinical and regulatory affairs operations.

     General and administrative expenses were $4.8 million in 1996 as compared to $4.1 million in 1995. The increase is primarily due to a greater number of employees and related use of supplies.

     In 1996 the Company sold 193,084 shares of its investment in affiliate, which generated proceeds of approximately $5.2 million and a realized gain of $4.2 million or $0.14 per share. In 1995, the Company sold 695,936 shares of its investment in an affiliate, which generated proceeds of approximately $11.5 million, and a realized gain of $10.9 million or $0.37 per share.

     Interest and dividend income increased to $1.9 million in 1996 from $654,000 in 1995. This increase is due primarily to higher cash balances as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Outlook; Liquidity and Capital Resources" below.

     Interest expense in 1996 was $2.5 million due to the issuance of the convertible subordinated notes.

     The factors cited above resulted in a net loss of $19.3 million or $0.63 per share in 1996 as compared to net loss of $3.4 million or $0.11 per share in 1995. Without the gains on the sales of investment securities in 1996 and 1995, the net losses per share for 1996 and 1995 would have been $0.77 and $0.48 per share, respectively. The weighted-average number of common and common equivalent shares outstanding was 30.6 million for 1996 compared to 29.6 million for 1995. The increase in the number of weighted-average shares outstanding for 1996 as compared to 1995 was attributable primarily to the exercises of stock options.

OUTLOOK; LIQUIDITY AND CAPITAL RESOURCES

     THE FOLLOWING PARAGRAPHS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS FOR REGULATORY
APPROVAL AND THE NEED FOR FURTHER CLINICAL EVALUATION, THE PROSPECTS FOR MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, ASSESSMENTS OF REGULATORY AND ADVISORY COMMITTEE REVIEWS OF THE COMPANY'S AND COMPETITORS' PRODUCTS, THE
PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, LIKELIHOOD OF ADDITIONAL FUNDING UNDER DISTRIBUTION AND COLLABORATION AGREEMENTS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS BY THE FDA; THE PRODUCTION OF VACCINES; THE NATURE OF COMPETITION; EFFECTIVE MARKETING; AND UNCERTAINTIES RELATING TO CLINICAL TRIALS, ALL AS DISCUSSED IN THE COMPANY'S PREVIOUS FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

     In February 1996, the Swedish Medical Products Agency granted regulatory approval to market the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine for all primary and booster doses. In September 1996, the Danish National Board of Health granted regulatory approval of a combined DTaP-IPV (polio) vaccine for all primary and booster doses for infants and children in Denmark. This combination vaccine, which includes the Company's acellular pertussis vaccine, was developed jointly by SSI and the Company. SSI markets the DTaP vaccine in Sweden, and the DTaP-IPV vaccine in Denmark, and has indicated that it will file additional applications for the acellular pertussis vaccine, both alone and in combination with other antigens, in other countries within its territory. There can be no assurance given that SSI will file such additional applications or that, if filed, such applications will be approved by the appropriate regulatory authorities.

     Following the regulatory approval described above, the Company has recognized $727,000 in revenues from sale of its acellular pertussis vaccine. Additional revenues from such product sales are dependent upon successful commercialization of the DTaP vaccine in Sweden and the DTaP-IPV vaccine in Denmark and additional product approvals of acellular pertussis products in other countries. The Company does not control the marketing and distribution efforts of SSI in its territory and, therefore, the Company's revenues for product sales in that territory are dependent upon effective sales, marketing and distribution efforts of SSI. There are no assurances if or when further product approvals will be obtained, or that the DTaP and DTaP-IPV vaccines will be marketed and distributed effectively.

     On October 29, 1996, the Food and Drug Administration's ("FDA") Vaccines and Related Biological Products Advisory Committee ("Advisory Committee") reviewed CERTIVA(TRADEMARK), the Company's DTaP vaccine. Representatives from the FDA, the Company and the clinical investigators presented the clinical data from several studies of CERTIVA(TRADEMARK). These studies involved over 106,000 doses administered to more than 47,000 infants and children with no serious adverse events or deaths related to the administration of the vaccine as judged by the clinical investigators. The incidence of high fever, redness, pain and swelling were all significantly lower after use of the acellular pertussis vaccine than after immunization with the whole-cell pertussis vaccine. In data presented to the Advisory Committee by the co-principal clinical investigator in Sweden, efficacy of the vaccine in preventing pertussis disease varied from 71-86% depending on the definition of disease, the method of calculation and the clinical study involved.

     Following the presentation of the data, the FDA requested that the Advisory Committee comment on specific questions presented at the meeting. The following summarizes the Company's assessment of the views expressed by the various members of the Advisory Committee at the meeting. The views of the Advisory Committee are not binding on the FDA, and there are no assurances that the FDA will agree with the Company's assessment of or accept the views of the Advisory Committee.

     The Advisory Committee concluded that the vaccine is safe and effective for administration in infants at 2, 4, 6 and 15-18 months of age. In addition, the Advisory Committee concluded that CERTIVA(TRADEMARK) could be administered concurrently with the administration of polio, HAEMOPHILUS INFLUENZAE type b, hepatitis B and measles-mumps-rubella vaccines, which are all recommended for immunization during the first two years of life. In response to the question presented by the FDA on whether the data supports use of CERTIVA(TRADEMARK) following primary immunization using the whole-cell pertussis vaccine, the Advisory Committee raised no concerns regarding the adequacy of the data regarding the use of CERTIVA(TRADEMARK) for the booster dose given to children at 4-6 years of age. The Advisory Committee commented on the adequacy of the data regarding the use of CERTIVA(TRADEMARK) for the booster dose given to toddlers at 15-18 months of age following primary immunization using the whole-cell pertussis vaccine. In response to those comments, the Company may supplement the data presented at the Advisory Committee meeting with additional data from ongoing studies or this matter may be addressed in post-marketing studies. Although the Company has not met with the FDA on the comments and conclusions of the Advisory Committee, the Company does not believe that any additional clinical studies will be required in connection with its product license application, other than standard post-licensure testing and surveillance for continued monitoring of the vaccine.

     Approval of CERTIVA(TRADEMARK) for commercial introduction requires that the FDA issue a license for the product and a license for the production facilities. Production of vaccines is a highly complex, biological process which involves many steps commencing from seed culture through final production. The production process could fail at any point resulting in the failure and inability to meet production requirements. From time to time, the Company experiences disruptions and production failures and there are no assurances that the steps taken by the Company to address such failures will be effective or that such failures will not continue in the future or affect the Company's ability to obtain regulatory approval for its products or the timing of such approval. Moreover, there are no assurances that the Company will be able to successfully establish and maintain consistent manufacture and continuous commercial production of its vaccine products or that it will be capable of producing a competitively priced product for commercial sale. If the FDA approves CERTIVA(TRADEMARK) and if the product is successfully launched in the United States, revenues from operations and the prospects for profitability could significantly increase. There are no assurances when or if FDA approval will be obtained, or if obtained the Company will be effective in producing, marketing and distributing the product. The principal factors affecting the timetable and approval of CERTIVA(TRADEMARK) are believed to be the adequacy of the clinical trials conducted on the product, the adequacy of the clinical data submitted for the product, and the adequacy of the manufacturing facility and operations for the product, among other things. The factors affecting successful commercial launch of CERTIVA(TRADEMARK) in the United States include, among others: establishing the identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of CERTIVA(TRADEMARK); distinguishing the Company's product from that of its competitors; establishing the Company as an effective and reliable supplier of vaccines; and establishing effective distribution channels. There can be no assurance that the Company will produce a commercially viable product, produce product consistently and in quantities sufficient to compete in the marketplace, attain sufficient market share, establish effective distribution channels, or distinguish its vaccine product from that of its competitors. Additionally, while the Advisory Committee on Immunization Practices ("ACIP") has recommended the preferred use of DTaP vaccine for all five doses, the American Academy of Pediatrics has not issued a similar recommendation, which may affect the successful commercialization of DTaP vaccines for preferred use in infants and children. There can be no assurance such a recommendation will be issued. The foregoing is only a partial description of the factors affecting the Company's business prospects and risk factors affecting future operations. Reference is made to the Company's previous filings with the Securities and Exchange
Commission for a more complete description of the risks and uncertainties affecting the Company and its business.

     In July 1996, one company announced that its DTaP vaccine was approved by the FDA for administration at two, four, six and 15-18 months of age. This product had previously been approved by the FDA for administration at 15-18 months of age and immediately prior to grade school entry. In addition, that company has announced that the FDA has licensed a vaccine that combines by reconstitution that company's HIB vaccine with its DTaP vaccine for administration at 15-18 months of age and that it continues to seek FDA approval for administration at two, four and six months of age. Two other manufacturers' DTaP vaccine products recently have been reviewed by the Advisory Committee for administration in infants and children. One of those products is currently approved by the FDA for administration at 15-18 months of age and immediately prior to grade school entry. In addition, several competitors' DTaP vaccines and certain combination vaccines have been licensed for sale outside of the United States. The Company does not believe that these events will adversely affect the regulatory review process for CERTIVA(TRADEMARK), although there can be no assurances in this regard. The Company also is unable to predict the impact that FDA approvals or Advisory Committee reviews of competing products will have on the marketing and distribution of CERTIVA(TRADEMARK) should it be approved by the FDA.

     In the fourth quarter, the Company and Abbott Laboratories ("Abbott") signed a definitive agreement under which Abbott would market CERTIVA(TRADEMARK) when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines which are under development.

     Abbott will market CERTIVA(TRADEMARK) and combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market CERTIVA(TRADEMARK) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention.

     On execution of the agreement, the Company received $13 million of which $6.3 million represented payment for 350,000 shares of the Company's common stock, and the balance represented a marketing fee and a clinical development payment. The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott will provide the Company with clinical development funding. The Company will receive payments upon achievement of prescribed milestones. The agreement provides for total payments of up to $42 million by Abbott. The first milestone relates to FDA approval of CERTIVA(TRADEMARK) provided certain other conditions are satisfied. In addition, the Company will receive revenues from Abbott as it purchases CERTIVA(TRADEMARK) and the combination vaccine products for resale to the private pediatric market. In addition to the agreement with Abbott, the Company is considering the advisability of executing other distribution agreements for certain markets throughout the world. The Company also intends to collaborate in the development of selected vaccine products and may enter into additional collaborative development agreements similar in nature to that which was signed with Pasteur Merieux-Connaught, as described below. These agreements, if executed, would only impact the Company's operating results in future periods. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any distribution agreement or further collaboration agreement will be significant.

     In December 1995, the Company signed a clinical development agreement and license agreement with Pasteur Merieux-Connaught, under which the parties agreed to jointly develop the Company's new conjugate vaccine against meningococcus B infection for both adults and pediatric indications. In 1995 the Company received $3 million from Pasteur Merieux-Connaught, and further fees and funding would be made upon achievement of development, clinical and regulatory milestones. Total fees and payments to the Company upon achievement of all clinical and regulatory milestones would amount to $52 million. Achievement of the first milestone, which is the satisfactory completion of a pre-clinical study and ratification of the license agreement by the National Research Council of Canada, a Canadian federal government agency ("NRC"), would result in further payments from Pasteur Merieux-Connaught. Additional revenues from this collaboration will depend upon achievement of the development milestones. The time it may take to achieve these milestones cannot be predicted accurately and no assurances can be given that any or all of these milestones will be achieved during 1996 or at all. Unless the license agreement is ratified by the NRC and the pre-clinical agreement is successfully completed, either party may terminate the agreement. In addition, Pasteur Merieux-Connaught may terminate these agreements in its sole discretion at any time after December 22, 1996.

     The Company spent $6.8 million for operations in the third quarter of 1996 and $20.5 million for the nine months ending September 30, 1996. At September 30, 1996, the Company had cash and cash equivalents of approximately $81.9 million and investment securities in an affiliate with a market value of approximately $2.0 million. The investment securities consisted of 125,000 shares of IVAX common stock. The fair market value of these investment securities as of November 11, 1996 was $1.6 million. These investment securities are volatile and therefore subject to significant fluctuations in value.

     In the fourth quarter, the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland. The acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of a real estate lease. The total acquisition cost was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation which expires in 2000. The lease will be accounted for as a capital lease for financial reporting purposes, with monthly payments of approximately $179,000. In addition, the Company has assumed the real estate lease underlying the facility, which is scheduled to expire in 2000, but may be extended through 2010. Under the terms of the equipment lease, the Company has a buyout option at the end of the third year for a predetermined amount, and an option at the end of the fourth year at the greater of the fair market value of the equipment or a predetermined amount. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth and certain other financial ratios. The Company would be required to post an irrevocable letter of credit for predetermined amounts at such time as the Company is not in compliance with any of these financial covenants.

     Total capital expenditures for the first nine months of 1996 were $3.3 million, primarily for production and computer related equipment. Total other capital expenditures for the last quarter of 1996 are expected to be approximately $1 million, exclusive of expenditures associated with the acquisition and any modifications of the additional manufacturing facility described above. The projected capital expenditures could fluctuate based upon a number of factors including unanticipated costs to replace or repair existing equipment and systems in order to keep the current production facility operational or to maintain compliance with regulatory requirements, and adjustments and modifications required for the new facility.

     The Company anticipates that cash requirements for operations will be up to $10 million in the fourth quarter of 1996, as the Company expands production for commercial sale in Europe and in anticipation of regulatory approval in the United States and expands its product development program. The cash requirements are exclusive of payments to be received under any marketing, distribution, and development agreements. The fourth quarter projection includes interest payments of approximately $2.7 million on the convertible notes discussed below, and expenditures associated with the operation of the additional manufacturing facility described above. Thereafter, cash requirements for operations will depend upon the level of vaccine production, level of regulatory and marketing costs, and the level of expenditures for the Company's ongoing research and development program.

     In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year, commencing November 1, 1996. The notes are convertible into common shares of the Company, at the initial conversion price of approximately $24.86 per common share, at any time after August 5, 1996. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company.

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

     The Company's operating results for the fourth quarter of 1996, and for the next several quarters, may fluctuate significantly based upon a number of factors including, among other things: the magnitude of sales of products for distribution in Europe; the timing of FDA approval for, and the commercial introduction of, CERTIVA(TRADEMARK); the costs associated with the newly acquired manufacturing facility, including significant depreciation expense; the timing of the payments and the satisfactory completion of milestones under the agreements with Pasteur Merieux-Connaught and Abbott; the cost associated with clinical trials; and any additional collaboration agreement or distribution agreement. There are, however, no assurances that any further regulatory approvals will be received, or that development milestones will be achieved, or that if obtained will contribute materially to the quarterly operating results of the Company. Further, failure or significant delays in receiving additional regulatory approvals and meeting required milestones would have a significant adverse effect on the Company's future operating results and future financial position.

TAX AND OTHER MATTERS

     At December 31, 1995, the Company and its subsidiaries had income tax loss carryforwards of approximately $12 million to offset future Canadian source income and approximately $45.7 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         (a) In the fourth quarter, the Company and Abbott signed a definitive agreement under which Abbott would market CERTIVA(TRADEMARK), the Company's DTaP vaccine, when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines which are currently under development.

                  Abbott will market CERTIVA(TRADEMARK) and combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market CERTIVA(TRADEMARK) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention.

                  On execution of the agreement, the Company received $13 million of which $6.3 million represented payment for 350,000 shares of the Company's common stock, and the balance represented a marketing fee and a clinical development payment. The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott will provide the Company with clinical development funding. The Company will receive payments upon achievement of prescribed milestones. The agreement provides for total payments of up to $42 million by Abbott. The first milestone relates to FDA approval of CERTIVA(TRADEMARK) provided certain other conditions are satisfied. In addition, the Company will receive revenues from Abbott as it purchases CERTIVA(TRADEMARK) and the combination vaccine products for resale to the private pediatric market.

         (b) In the fourth quarter, the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland. The acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of a real estate lease. The total acquisition cost was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation which expires in 2000. The lease will be accounted for as a capital lease for financial reporting purposes, with monthly payments of approximately $179,000. In addition, the Company has assumed the real estate lease underlying the facility, which is scheduled to expire in 2000, but may be extended through 2010. Under the terms of the equipment lease, the Company has a buyout option at the end of the third year for a predetermined amount, and an option at the end of the fourth year at the greater of the fair market value of the equipment or a predetermined amount. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth and certain other financial ratios. The Company would be required to post an irrevocable letter of credit for predetermined amounts at such time as the Company is not in compliance with any of these financial covenants.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  EXHIBIT NO.       DESCRIPTION

                  10.31 Exclusive Distribution Agreement between Abbott Laboratories ("Abbott") and North American Vaccine, Inc. ("NORTH AMERICAN VACCINE") dated October 11, 1996. (Confidential treatment has been requestsed for portions of this exhibit.)

                  10.32 Stock Purchase Agreement dated October 11, 1996, between Abbott and NORTH AMERICAN VACCINE.

                  10.33 Assets Purchase Agreement dated October 17, 1996, among NORTH AMERICAN VACCINE, Cephalon Property Management, Inc. and Cephalon, Inc. (Confidential treatment has been requested for portions of this exhibit.)

                  27                Financial Data Schedule


         (b)      Reports on Form 8-K

                  On August 16, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 reporting the agreement in principle between the Company and Abbott to market the Company's diphtheria, tetanus and acellular pertussis (DTaP) vaccine.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NORTH AMERICAN VACCINE, INC.
                                          (Registrant)


                                 By:    /S/ SHARON MATES
                                        ------------------------
                                        Sharon Mates, Ph.D.
                                        President


                                 By:    /S/ LAWRENCE J. HINELINE
                                        ------------------------
                                        Lawrence J. Hineline
                                        Vice President - Finance






Date:   November 14, 1996