Form 10-K
period 1996-12-31
NORTH AMERICAN VACCINE INC
filed 1997-03-11
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For The Fiscal Year Ended December 31, 1996
                                       OR
            [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from ____________ to ____________

                         Commission File Number 1-10451

                          NORTH AMERICAN VACCINE, INC.
             (Exact name of registrant as specified in its charter)


             Canada                                         98-0121241
             ------                                         ----------
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                         Identification No.)

      12103 Indian Creek Court
         Beltsville, Maryland                                 20705
----------------------------------------                   ---------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (301) 419-8400
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class          Name of each exchange on which registered

   Common Stock,  No Par Value                American Stock Exchange
   ---------------------------                -----------------------

 Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ---------------
                                (Title Of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X__   No__


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of a selected date within 60 days prior to the date of filing.

  Specified Date -- January 31, 1997; Aggregate Market Value -- $425,806,105

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value, Outstanding As Of February 28, 1997 -- 31,549,425

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference certain sections of the registrant's Proxy Statement to be furnished to shareholders pursuant to the Securities Exchange Act of 1934, as amended, in connection with the 1997 Annual Meeting of Shareholders of the registrant (the "1997 Proxy Statement").


                                TABLE OF CONTENTS

ITEM     DESCRIPTION                                                     PAGE
----     -----------                                                     ----

         Part I

1        Business..........................................................  3
2        Properties........................................................ 37
3        Legal Proceedings................................................. 38
4        Submission of Matters to a Vote of Security Holders............... 38

         PART II

5        Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................... 39
6        Selected Financial Data........................................... 41
7        Management's Discussion and Analysis of Financial
              Condition and Results of Operation........................... 43
8        Financial Statements and Supplementary Data....................... 55
9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 83

         PART III

10       Directors and Executive Officers of the Registrant................ 83
11       Executive Compensation............................................ 83
12       Security Ownership of Certain Beneficial Owners and
              Management................................................... 83
13       Certain Relationships and Related Transactions.................... 83

         PART IV

14       Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.................................................. 84

         Signatures........................................................ 85

                                     PART I


ITEM 1.  BUSINESS
         --------

INTRODUCTION

         North American Vaccine, Inc. (the "Company") is engaged in the research, development, production and marketing of vaccines for the prevention of infectious diseases in children and adults. The Company's first product is a patented, monocomponent acellular pertussis ("aP") vaccine for the prevention of whooping cough, which has been combined with diphtheria and tetanus toxoids for use in a combined diphtheria-tetanus-acellular pertussis ("DTaP") vaccine for all primary and booster pediatric doses. Regulatory approval to market the DTaP vaccine in Sweden was granted in February 1996. In addition, regulatory approval for a DTaP-IPV vaccine, which combines the Company's acellular pertussis vaccine with diphtheria and tetanus toxoids and an enhanced, inactivated polio vaccine ("IPV"), was granted in Denmark in September 1996. The Company has 14 other vaccines in various stages of development, including combination vaccines using its DTaP vaccine as an "anchor," as well as nine conjugate vaccines for the prevention of various bacterial diseases in children and adults.

         Vaccination against infectious disease is a primary component of pediatric, and an increasingly important element of adult health-care programs throughout the world. For example, in the United States, seven pediatric vaccines, including vaccines for the prevention of diphtheria, tetanus, pertussis and polio, are generally required by state immunization programs. According to data from the United States Centers for Disease Control and Prevention ("CDC"), over 22 million doses of combination diphtheria, tetanus and pertussis vaccines were sold in the United States during 1993. The Company believes that a market of at least comparable size exists outside the United States. In the adult market, vaccinations, particularly of older persons, could lower the 50,000 to 70,000 deaths annually in the United States from influenza, pneumonia and hepatitis B infections. The United States Department of Health and Human Services has estimated that the costs to society of these diseases and other diseases for which vaccines currently exist exceed $10 billion each year. As a result, health-care providers, including managed care organizations, have increasingly recognized that immunization of adults is a cost effective method for preventing the incidence of disease and infection.

         DTaP VACCINE. Vaccination against diphtheria, tetanus and pertussis is mandated by most states for all children with doses administered at two, four, six and between 15 to 18 months of age and immediately prior to entering grade school. Prior to 1996, the only diphtheria-tetanus-pertussis vaccine approved in the United States for the primary doses given to infants included the entire BORDETELLA PERTUSSIS bacterium ("whole cell") that has been inactivated in the production process. In 1996 and 1997, three acellular pertussis vaccines, combined with vaccines against diphtheria and tetanus, have been licensed by the United States Food and Drug Administration ("FDA") for use in the United States. The Company believes that DTaP vaccines will replace the "whole cell" DTP vaccines. The "whole cell" pertussis component is generally believed to be the leading cause of the adverse reactions associated with the DTP vaccines, which range from minor rashes to fevers to convulsions and collapse. In the 1970s and 1980s, negative publicity regarding the side effects of "whole cell" pertussis vaccines led to decreased rates of acceptance for the vaccine in Japan and certain European countries, and to the suspension of its use in Sweden in 1979. Unlike "whole cell" and other acellular pertussis vaccines, the Company's aP vaccine consists solely of pertussis toxin that has been purified and chemically inactivated (a "toxoid"). Clinical studies have shown that the Company's toxoid induces immunity with fewer serious adverse reactions than the "whole cell" pertussis vaccine. The Company holds exclusive licenses under United States and foreign patents on the aP toxoid and the method of its manufacture.

         The Company filed an application with the FDA in September 1995 seeking approval to market its DTaP vaccine, Certiva[TRADEMARK], in the United States for all primary and booster doses. On October 29, 1996, the FDA's Vaccines and Related Biological Products Advisory Committee ("FDA Advisory Committee") reviewed Certiva[TRADEMARK], and FDA approval for the vaccine is pending. See "Products Under Development - Acellular Pertussis Vaccines."

         COMBINATION VACCINES. The Company is developing combination vaccines by combining the DTaP vaccine as an "anchor" with additional pediatric vaccines that may be administered in a single injection. The Company believes that, in many instances, these combination vaccines may replace stand-alone vaccines because combination vaccines will reduce the number of required injections, lower treatment costs and improve compliance with standard vaccination schedules. The Company's first combination vaccine, DTaP-IPV, combines an IPV with the DTaP vaccine. On September 30, 1996, the Danish National Board of Health granted Statens Seruminstitut ("SSI") of Copenhagen, Denmark approval of the DTaP-IPV vaccine for all primary and booster doses for infants and children. This combination vaccine, which includes the Company's acellular pertussis toxoid, was developed jointly by SSI and the Company, and SSI holds the product rights in Denmark and other Scandinavian and Baltic countries. In the United States, the CDC has issued a revised recommendation related to polio vaccination. A sequential schedule, including two doses of IPV followed by two doses of oral polio vaccination ("OPV") is now the preferred recommendation, although a four- dose OPV or four-dose IPV schedule is acceptable. The Company intends to pursue regulatory approval in other European countries and the United States for the DTaP-IPV vaccine. The Company also is developing a DTaP-HIB vaccine that combines the Company's DTaP vaccine with a vaccine against HAEMOPHILUS INFLUENZAE type b ("HIB") infections, as well as a DTaP-IPV-HIB vaccine. See "Products Under Development - Combination Vaccines."

         CONJUGATE VACCINES. The Company, using patented and proprietary technologies, is developing several conjugate vaccines for prevention of diseases in children and adults. Conjugate vaccines are formed by chemically linking (i.e., conjugating) polysaccharides to a protein. This procedure has been shown to enhance the immunogenic properties of the polysaccharides, particularly in infants. Conjugate vaccines are useful in preventing several serious diseases, including meningitis, pneumonia and strep throat. Vaccines are not currently available for the prevention of several of these diseases. A Phase I/II clinical trial has been conducted for a vaccine against group B streptococcal infections utilizing patented technologies held by the Company, and the Company has completed a Phase I clinical trial in adults for its meningococcal C conjugate vaccine in the United Kingdom. See "Products Under Development - Conjugate Vaccines."

         COLLABORATIONS. To further develop and expand its technologies in pediatric and adult vaccines, the Company has established several relationships, including licenses and collaborations with pharmaceutical companies, universities and government agencies. Some of these institutions have provided funding for clinical trials and research, and conducted joint development projects with the Company. For example, the Company has entered into agreements with Pasteur Merieux-Connaught to jointly develop the Company's new conjugate vaccine against meningococcus B infection, for immunization of adults, adolescents and infants. Additionally, the Company is collaborating with the National Institutes of Health in the development of its Group B streptococcal vaccine.

         In October 1996, the Company and Abbott Laboratories ("Abbott") signed a definitive agreement under which Abbott would market Certiva[TRADEMARK] in the United States to the private physician and managed care markets when approved by the FDA, with the Company marketing Certiva[TRADEMARK] to government purchasers. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines which are currently under development. See "Business Relationships" and "Marketing of Vaccines."

         ORGANIZATION. The Company was incorporated as a Canadian corporation on August 31, 1989 for the purpose of acquiring American Vaccine Corporation, a publicly held Delaware corporation ("American Vaccine"), and certain assets of BioChem Pharma Inc., a publicly traded pharmaceutical company ("BioChem"), in a share purchase and merger transaction (collectively described as the "Merger"). On February 28, 1990, shareholders of American Vaccine approved the Merger. The Company had no operations prior to the Merger. Pursuant to the Merger, the shareholders of American Vaccine received 50% ownership in the Company. Simultaneously, BioChem purchased a 50% interest in the Company in exchange for cash, shares of BioChem common stock, and the license or assignment and transfer of certain rights and other intangible assets.

BUSINESS STRATEGIES

         The objective of the Company is to become a leading researcher, developer and manufacturer of state-of-the-art vaccines for the prevention of infectious diseases in children and adults. In pursuing this objective, the Company focuses on developing and securing patented and proprietary vaccine technologies. In addition, the Company seeks to minimize the development time and costs for its products by: (i) licensing technologies that, in preclinical studies or clinical trials, have demonstrated prospects for becoming successful vaccine candidates; (ii) collaborating with government and academic institutions to jointly develop new vaccines and sponsor clinical trials; and (iii) pursuing collaborations with pharmaceutical and vaccine manufacturers, where appropriate, to maximize the value of the Company's products and technologies.

         The Company intends to market its DTaP vaccine directly to United States and certain foreign governments through established purchasing programs. In the United States, federal and state governments currently purchase a substantial proportion of pediatric vaccines. The Company also pursues a strategy of securing distribution, joint venture and similar arrangements with third parties to sell its products in the United States and in areas of the world where local partners are critical to market penetration. The Company also intends to focus on the development and commercialization of vaccines for the prevention of diseases and infections in adults, for which demand is anticipated to increase in light of the trend towards managed care and the established cost-effectiveness of vaccines.

OVERVIEW OF VACCINE MARKET

         PEDIATRIC VACCINES. Due to the potential for epidemic disease, most countries consider vaccinations to be a matter of national importance. In the United States, the seven vaccines generally required by state pediatric vaccination programs are intended to prevent diphtheria, tetanus, pertussis, measles, mumps, rubella and polio. In addition to these seven vaccines, the CDC's Advisory Committee on Immunization Practices ("ACIP") periodically reviews current immunization practices and issues its recommendations for additional pediatric vaccinations. The ACIP has issued a recommendation for standard vaccinations against HIB, hepatitis B and varicella (chickenpox). In Western Europe, vaccination against diphtheria, tetanus and pertussis is generally recommended, with each country establishing its own vaccination schedules and requirements.

         Children in the United States receive immunizations from public providers, such as local health departments, and from private providers. Immunizations provided by public providers are generally paid for through federal and state government funding under public health programs. These programs are intended to reduce barriers to immunization and to improve immunization rates by providing free vaccine to qualifying low-income and uninsured infants and children. Government purchases historically have been at prices substantially below those offered to the private sector and presently account for a substantial proportion of the vaccine doses distributed in the United States. In addition, the government promotes the availability of an adequate supply of necessary pediatric vaccines for United States public health programs. In order to achieve this objective, the National Childhood Vaccine Injury Act of 1986 ("NCVI Act") created a no-fault insurance program designed to compensate those who suffer specified vaccine-related injuries associated with the administration of one or more of the vaccines generally required by state pediatric vaccination programs. This insurance program is funded through the levy of an excise tax paid by the manufacturers on the sale of certain pediatric vaccines, including combined diphtheria-tetanus-pertussis vaccines.

         ADULT VACCINES. Adults, especially older persons who are at greater risk of contracting and succumbing to disease and infection, can benefit greatly from immunizations. In the United States, 50,000 to 70,000 adults die each year of influenza, pneumococcal infections and hepatitis B. The United States Department of Health and Human Services has estimated that the costs to society of these and other diseases for which vaccines currently exist exceed $10 billion each year. In addition, vaccines have been widely recognized as highly cost-effective in preventing the incidence of disease and infection. For example, a 1995 study published in The New England Journal of Medicine indicates that annual immunizations with influenza vaccine, which costs approximately $10 per dose, reduce the medical costs and sick days by more than $46 per patient immunized. Moreover, it is becoming widely recognized that many childhood vaccine-preventable infections and diseases, such as pertussis, are also found among younger adults, who serve as reservoirs for, and source of pediatric exposure to, these infections and diseases. While the size of the target populations for adult vaccines may vary and adult vaccination rates tend to be low, some of these markets are much larger than the target population for pediatric vaccines. With the trend in the United States towards managed care, the Company believes that the market for adult vaccines will expand as health-care providers increasingly recognize vaccines as a cost-effective method for preventing the incidence of disease and infection.

PRODUCTS UNDER DEVELOPMENT

         The Company is focusing its research and development efforts on the vaccines set forth in Table 1 below. The summary information included in Table 1 is provided solely for convenience of reference and is qualified in its entirety by the detailed discussion of each of the Company's products that follows. There can be no assurance that any of these vaccines will be developed successfully by the Company or licensed by the FDA or any other regulatory authority for commercial sale. See "Risk Factors-Need for Regulatory Approvals" and "Risk Factors-Uncertainties Related to Clinical Trials."


                                     TABLE 1

                           PRODUCTS UNDER DEVELOPMENT

        PRODUCTS                          DISEASE                                      STATUS (1)
----------------------------       -------------------------------         --------------------------------
ACELLULAR PERTUSSIS VACCINES
  DTaP.....................         Diphtheria, tetanus and                Licensed in Sweden; U.S. product
                                    pertussis (whooping cough)             license application pending

  aP.......................         Pertussis (adult booster)              U.S. safety and immunogenicity
                                                                           clinical trial completed
COMBINATION VACCINES
  DTaP-IPV.................         Diphtheria, tetanus, pertussis         Licensed in Denmark;
                                    and polio                              preclinical in U.S.

  DTaP-HIB.................         Diphtheria, tetanus, pertussis         Preclinical
                                    and meningitis

  DTaP-IPV-HIB.............         Diphtheria, tetanus,                   Preclinical
                                    pertussis, polio and
                                    meningitis
CONJUGATE VACCINES
  Group B
  Streptococcal............         Neonatal sepsis and                    Phase I/II clinical trial completed
                                    meningitis

  Meningococcal B..........         Meningitis                             Preclinical

  Meningococcal C..........         Meningitis                             Phase I clinical trial completed


  Meningococcal A/C                 Meningitis                             Preclinical

 Meningococcal
    A/B/C..................         Meningitis                             Preclinical

  Haemophilus
    Influenzae type b......         Meningitis                             Preclinical

  Group A
    Streptococcal..........         Streptococcal pharyngitis (strep       Preclinical
                                    throat), skin infections, etc.

  Pneumococcal(otitis
     media)................         Otitis media (middle ear               Preclinical
                                    infection)

  Pneumococcal.............         Pneumococcal pneumonia                 Basic Research

-----------------------

(1)   Preclinical  development denotes work to refine product performance  characteristics and to  conduct  studies  relating  to  product  composition,  stability,  scale-up, toxicity and efficacy in order to create a prototype  formulation in preparation for the filing of an investigational  new drug application with the FDA for authority to commence  testing in humans (clinical  studies).  Phase I-III clinical trials denote safety and efficacy  tests in human  patients in accordance  with FDA  guidelines as follows:

      Phase I: Safety,  immunogenicity,  and optimal dosage  studies.
      Phase II:  Detailed  evaluations  of safety,  immunogenicity  and  optimal dosage in limited number of subjects in target population.
      Phase  III:   Evaluation  of  safety  and  efficacy  in  expanded   target
      population.

      See "Government Regulation."


ACELLULAR PERTUSSIS VACCINES

         BACKGROUND. Immunization against diphtheria, tetanus and pertussis using a combined vaccine during infancy and childhood has been a routine practice in the United States since the late 1940s. The vaccination program is considered to be a major factor in reducing the incidence of, and number of deaths associated with, each of these diseases. Vaccination for the prevention of diphtheria, tetanus and pertussis currently is required in the majority of states within the United States and is scheduled to be administered to children at the ages of two, four, six and 15 to 18 months of age, with a booster immediately prior to entering grade school. In addition, immunization against diphtheria, tetanus and pertussis is also required in many countries outside of the United States.

         Prior to 1996, the only diphtheria-tetanus-pertussis vaccines approved for use in the United States for the doses given to infants at the ages of two, four and six months included the entire BORDETELLA PERTUSSIS bacterium that has been inactivated in the production process. It is generally believed that the use of the "whole cell" BORDETELLA PERTUSSIS bacterium has been a leading cause of the adverse reactions associated with the existing DTP vaccines. These adverse reactions include minor local reactions (such as redness, swelling and tenderness), minor temperature elevations, fretfulness, drowsiness, vomiting, loss of appetite, high fever, excessive screaming, high pitched crying, convulsions, and collapse (hypotonic-hyporesponsive episode). In addition, the National Institutes of Health, in recently concluded clinical trials in Sweden and Italy, announced that a licensed "whole-cell" DTP vaccine widely used in the United States had efficacy rates significantly below that of acellular pertussis vaccines. It is anticipated that the use of acellular pertussis vaccines will offer advantages over the currently licensed "whole cell" pertussis vaccines in terms of efficacy, as well as with respect to improved tolerability and fewer serious adverse reactions. Currently, three acellular pertussis vaccines, combined with vaccines against diphtheria and tetanus, have been licensed by the FDA for use in the United States. In addition, one other company has filed for regulatory approval in the U.S. for its acellular pertussis vaccine. See "Products Under Development - Acellular Pertussis Vaccines - DTaP Vaccine" and "Competition."

         DTaP VACCINE. The Company has developed an acellular pertussis vaccine in combination with diphtheria and tetanus toxoids for use as a combined DTaP vaccine in childhood immunization programs. The Company's acellular pertussis vaccine consists of pertussis toxin that has been purified and chemically inactivated. In clinical trials, this toxoid has been shown to induce immunity with fewer serious adverse reactions than the "whole cell" pertussis vaccine. The aP toxoid and the method of its manufacture are the subject of United States and foreign patents licensed exclusively to the Company. See "Business Relationships."

         In September 1995, the Company filed an application with the FDA seeking approval to market its DTaP vaccine, Certiva[TRADEMARK], in the United States for all primary and booster doses. On October 29, 1996, the FDA Advisory Committee reviewed Certiva[TRADEMARK]. Representatives from the FDA, the Company and the clinical investigators presented the clinical data from several studies. These studies involved over 100,000 doses administered to more than 45,000 infants and children with no serious adverse events or deaths related to the administration of the vaccine as judged by the clinical investigators. The incidence of high fever, redness, pain and swelling were all significantly lower after use of the acellular pertussis vaccine than after immunization with the "whole cell" pertussis vaccine. The data presented to the FDA Advisory Committee by the co-principal clinical investigator in Sweden also established the estimates of efficacy of Certiva[TRADEMARK] in preventing pertussis disease.

         The FDA Advisory Committee, after the presentation of the data and discussion, concluded that Certiva[TRADEMARK] is safe and effective for administration at two, four, six and 15-18 months of age. In addition, the FDA Advisory Committee concluded that Certiva[TRADEMARK] could be administered concurrently with the administration of polio, HAEMOPHILUS INFLUENZAE type b, hepatitis B and measles- mumps-rubella vaccines, which are all recommended for immunization during the first two years of life. The FDA Advisory Committee raised no concerns regarding the adequacy of the data regarding the use of Certiva[TRADEMARK] for the booster dose given to children at 4-6 years of age following primary immunization using the "whole cell" pertussis vaccine. Additional data is required to support use at 4-6 years of age following four consecutive doses of Certiva[TRADEMARK]. The FDA Advisory Committee commented on the adequacy of the data regarding the use of the vaccine for the booster dose given to toddlers at 15-18 months of age following primary immunization using the "whole cell" pertussis vaccine. In response to those comments, the Company intends to supplement the data presented at the FDA Advisory Committee meeting and additional data may be provided in post-marketing studies. The Company does not believe that any additional clinical studies will be required in connection with its product license application, other than standard post-licensure testing and surveillance for continued monitoring of the vaccine. This is a forward looking statement made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements inherently involve risks and uncertainties which may affect the Company's business and prospects, including without limitation the requirement for regulatory approval of products by the FDA, nature of competition, effective marketing, and uncertainties relating to clinical trials, all as discussed under the heading "Risk Factors", below. The conclusions of the FDA Advisory Committee are not binding on the FDA.

         In February 1996, a license was granted to the Company's European partner, SSI, to market the DTaP vaccine in Sweden for all primary and booster doses for infants and children. The Company intends to prepare the appropriate regulatory filings for the DTaP vaccine in certain European countries, and approvals in any of these European countries can precede and are not dependent upon filings with or approval by the FDA. The Company may file these regulatory applications alone, through SSI for countries within its territory, or through distributors. See "Marketing of Vaccines" and "Business Relationships." Notwithstanding the foregoing, there can be no assurance that the regulatory filings for the DTaP vaccine will be accepted, or receive regulatory approval in a timely fashion or at all, by the FDA or any foreign regulatory authority. See "Risk Factors - Dependence Upon Approval and Commercialization of DTaP Vaccine."

         In 1995, the Company, working together with the Health and Medical Services of Goteborg, Sweden, began a mass vaccination project in Goteborg using the Company's acellular pertussis vaccine to vaccinate, free of charge, more than 40,000 infants and children, representing about 80% of the eligible pediatric population in the Goteborg metropolitan area. Under the vaccination project, newborn infants are receiving the Company's DTaP vaccine at 3, 5 and 12 months of age, which are the recommended vaccination ages in Sweden. Additionally, pre-school children ages 1 to 5 years who have previously received their required vaccinations for diphtheria and tetanus will receive three doses of the Company's acellular pertussis vaccine. This Swedish mass vaccination project, which is providing the Company with additional data on the widespread use of the vaccine, is not required in order to obtain regulatory approval for Certiva[TRADEMARK] and has not been requested by any regulatory agency.

         aP VACCINE. Adults are exposed to and may contract pertussis infections. They also are considered a significant reservoir of, and source of pediatric exposure to, pertussis. The Company believes that sale of a stand-alone acellular pertussis vaccine may be appropriate for adult booster immunizations. The Company participated in a safety and immunogenicity clinical trial at Baylor College of Medicine, which was completed in 1995, for the purpose of establishing the safety and immunogenicity of the aP vaccine as a booster in adults. This clinical trial was sponsored by the National Institute of Allergy and Infectious Diseases ("NIAID") of the National Institutes of Health, and the results of this study reveal that the Company's aP vaccine is highly immunogenic in adults with no vaccine associated severe adverse reactions. The Company is presently considering sponsoring further adult clinical trials in the United States using its aP vaccine. As a next step, the Company intends to combine the aP vaccine with an adult formulation of tetanus and diphtheria toxoids ("Td") to create a tetanus-diphtheria-acellular pertussis ("TdaP") vaccine for adults. The clinical research and development for a TdaP vaccine are expected to be done concurrently with the clinical development of the aP vaccine. In addition, the Company intends to seek regulatory approval for sale of the stand-alone aP vaccine for use in those jurisdictions outside of the United States where pertussis vaccines are sold and administered as a stand-alone product, although there can be no assurance that any such approval will be granted.

         COMBINATION VACCINES

         The Company is developing three combination vaccines using the DTaP vaccine as an "anchor." Additional vaccines would be added to the DTaP vaccine to form the combination vaccine. The Company anticipates that these combination vaccines will become generally acceptable because the ACIP recommended schedule for immunization against diphtheria, tetanus, pertussis, polio and HIB are compatible. Combination vaccines have a number of benefits, including fewer injections, lower anxiety for the parents and reduction of the number of required visits to the physician, thereby lowering costs and facilitating compliance with recommended and mandated immunization programs. The Company's combination vaccines under development are described below.

         DTaP-IPV VACCINE. The Company believes that a single vaccination program for diphtheria, tetanus, pertussis and polio can be established by combining an enhanced, injectable IPV with its DTaP vaccine. The Company anticipates that a DTaP-IPV vaccine can become a generally accepted multivalent vaccine because the polio vaccination schedule is compatible with the DTaP vaccination schedule, and because a polio vaccination program that includes IPV has been accepted as both safe and efficacious. In the United States, the CDC has issued a revised recommendation related to polio vaccination. A sequential schedule, including two doses of IPV followed by two doses of oral polio vaccination ("OPV") is now the preferred recommendation, although a four dose OPV or four dose IPV schedule is acceptable.

         In September 1996, the Danish National Board of Health granted SSI regulatory approval to market a combined DTaP-IPV vaccine, which incorporates the Company's acellular pertussis toxoid, for all primary and booster doses in infants and children. Presently, there is no other acellular pertussis vaccine licensed for use in Denmark, and this is the first DTaP-IPV vaccine licensed for use in Europe.

         SSI intends to prepare regulatory filings for the DTaP-IPV vaccine in Sweden and other countries within its territory. The Company intends to file for regulatory approval of the DTaP-IPV vaccine in other European countries. In addition, the Company in collaboration with Abbott intends to conduct the requisite clinical trials in order to file for regulatory approval of the DTaP-IPV in the United States. There can be no assurance that data from the clinical trials will support a regulatory filing or that any regulatory filings for the DTaP-IPV will be accepted, or receive regulatory approval in a timely fashion or at all, by other regulatory agencies. See "Government Regulation" and "Risk Factors - Need for Regulatory Approvals." See "Business Relationships."

         DTaP-HIB VACCINE. The Company is developing a combined single injectable DTaP-HIB vaccine in stable liquid form for the prevention of diphtheria, tetanus, pertussis and infection caused by HAEMOPHILUS INFLUENZAE type b. Preclinical test results of the Company's DTaP-HIB vaccine demonstrated high immune responses for each of the components in the combined vaccine and showed no interference among the different components of the vaccine. The Company believes that the development of a safe and immunogenic DTaP-HIB vaccine is technologically feasible, and that a program utilizing that vaccine can become generally accepted for a number of the doses in the vaccination schedule because the vaccination schedules for diphtheria, tetanus, pertussis, and HIB
are  compatible.   See  "Products  Under  Development  -  Conjugate  Vaccines -
HAEMOPHILUS INFLUENZAE Type b Vaccine" for a description of the Company's HIB vaccine. See also "Competition." The Company is collaborating with Abbott in the development of this vaccine. See "Business Relationships."

         DTaP-IPV-HIB VACCINE. The Company is also developing a combined single injectable DTaP- IPV-HIB vaccine in stable liquid form for the prevention of diphtheria, tetanus, pertussis, polio and infection caused by HIB. Preclinical test results of this vaccine demonstrated high immune responses for each of the components in the combined vaccine and showed no interference among the different components of the vaccine. The Company believes that the development of a DTaP-IPV-HIB vaccine is technologically feasible, and that a program utilizing that vaccine can become generally accepted for a number of the doses in the vaccination schedule because the vaccination schedules for diphtheria, tetanus, pertussis, polio and HIB are compatible. The Company is planning a Phase III clinical trial of the DTaP-IPV-HIB vaccine to take place in Scandinavia in order to test the safety and immunogenicity of the vaccine in infants. The Company is collaborating with Abbott in the development of this vaccine. See "Business Relationships." See also "Products Under Development - Conjugate Vaccines - HAEMOPHILUS INFLUENZAE Type b Vaccine" for a description of the Company's HIB vaccine.

         CONJUGATE VACCINES

         In recent decades, vaccines have been developed for certain bacterial diseases using polysaccharides (long-chained sugars) which are attached to the bacterium's outer membranes. While these polysaccharide vaccines have generally proven to be safe, many of them do not elicit an adequate immune response, particularly in infants whose immature immune systems do not recognize these polysaccharides. In an attempt to address this problem, the Company is utilizing proprietary conjugate vaccine technology to link (i.e., conjugate) polysaccharides to protein carriers, which serve to enhance the immunogenic properties of the polysaccharides. The Company believes that conjugate vaccines may prove as safe as and more effective than polysaccharide vaccines.

         The Company holds exclusive worldwide rights (excluding Canada) for the development, production and sale of vaccines against certain bacterial infections under a license granted by the National Research Council of Canada, a Canadian federal government agency ("NRC"), for certain conjugate vaccine technology. United States and, in some cases, foreign patents relating to this technology have been issued and applied for. The Company also holds, either as assignee or licensee, several other patents related to the development and manufacture of conjugate vaccines. The Company is developing conjugate vaccines for the diseases discussed below and, where appropriate, intends to combine certain of its conjugate vaccines with its DTaP and DTaP-IPV vaccines. See "Products Under Development - Combination Vaccines" and "Business Relationships."

         GROUP B STREPTOCOCCAL VACCINE. Group B streptococcal ("GBS") infection affects both infants and adults in the United States. GBS infections in infants occur principally during the first three months after birth and can result in serious complications, including death, pneumonia or permanent brain damage from meningitis. GBS disease is also a prominent cause of peripartum maternal infections. Since there is no vaccine for the prevention of GBS disease in adults or infants, the CDC has issued guidelines for detecting and treating GBS infections in pregnant women. These guidelines, which have been adopted by the American Academy of Pediatrics and the American College of Obstetricians and Gynecologists, include diagnostic testing during the third trimester and, for those infected, a course of intravenous antibiotics during and after labor. The initial target market for this vaccine will be women of child-bearing age. A principal benefit to such an immunization program is that the vaccine has the potential to generate protective antibodies for both the mother and the infant.

         A Phase I/II clinical trial for a vaccine against GBS infection has been completed utilizing patented technologies that the Company has licensed from the NRC, the Brigham and Women's Hospital, and Harvard University. This clinical trial was conducted by the Brigham and Women's Hospital and Baylor College of Medicine under sponsorship of the NIAID. The clinical trial was designed to examine the safety and immunogenicity of the vaccine in healthy nonpregnant women. The results of this trial revealed that the GBS conjugate polysaccharide vaccine was well tolerated with minimal reactogenicity and no serious side-effects. Antibodies elicited by immunization with the conjugate vaccine displayed protective activity against GBS IN VITRO and IN VIVO. In addition, the clinical investigators reported that the delivery of a GBS polysaccharide conjugate vaccine through maternal immunization may be a realistic approach to the prevention of perinatal GBS infection and that antibodies transported through the placenta to the fetus may confer protective immunity even to infants born prematurely between 34 and 37 weeks of gestation.

         MENINGOCOCCAL VACCINES. Meningitis is a serious infection involving the fluid surrounding the brain and spinal cord, which can lead to significant central nervous system damage in all age groups, although in the United States those most often stricken are children and young adults. A leading cause of meningitis worldwide is meningococcus A, B and C bacteria. The incidence of meningitis caused by meningococcus A, B and C varies from country to country. Currently, a polysaccharide vaccine for the prevention of meningococcal A and C infections is administered to United States military personnel. This vaccine has not been demonstrated to be protective in children less than two years of age. In addition, there is currently no licensed conjugate vaccine for the prevention of meningococcus B infection.

         Meningococcal B bacteria have been responsible for most cases of meningococcal meningitis in developed countries since the late 1940s, and in the United States account for approximately one-half of the yearly cases of such meningitis (the other half being attributable principally to meningococcal C bacteria). Epidemic outbreaks occurred in 1994-1995 in Florida and Texas, and the incidence of meningitis caused by meningococcus B is on the rise in South America and Europe, particularly in Scandinavia. At the end of 1995, the Company entered into agreements with Pasteur Merieux- Connaught to jointly develop the Company's new conjugate vaccine against meningococcal B infection. See "Business Relationships - Pasteur Merieux-Connaught Agreements."

         The Company is also developing conjugate vaccines against group A and C meningococcal disease and group A/C and A/B/C meningococcal disease for adults and infants. The Company has completed preclinical development and testing of its group A and group A/C meningococcal conjugate vaccines, as well as a Phase I clinical trial of its Group C meningococcal conjugate vaccine in adults. The results from the Phase I clinical trial revealed that the group C meningococcal vaccine was well tolerated with minimal reactogenicity and no serious side-effects. Antibodies elicited by immunization with the conjugate vaccine displayed protective activity against meningococcal C bacterial infection. The

Company is presently planning to commence a Phase II clinical study of the vaccine in infants to assess the safety and immunogenicity of the vaccine after a three-dose primary series. The World Health Organization ("WHO") has indicated its willingness to sponsor further clinical trials in children for the group C meningococcal vaccine, although there can be no assurance that such sponsorship ultimately will be provided. The clinical development and testing of these vaccines are expected to take several years to complete.

         HAEMOPHILUS INFLUENZAE TYPE B VACCINE. HIB has been a frequent cause of meningitis and other serious infections in infants and children. The ACIP has issued a recommendation for universal vaccination of children for protection against diseases caused by HIB. Vaccination against HIB consists of primary doses administrated at the ages of two, four and six months and a booster dose administered at between 12 to 15 months of age. Children infected with HIB bacteria can develop meningitis, which can lead to blindness, deafness, acquired mental retardation or death. The peak incidence of HIB infection in the United States occurs in children between six and 18 months of age. The Company is pursuing efforts to develop a conjugate vaccine against HIB for use in infants and for possible use in the Company's combination vaccines. See "Products Under Development - Combination Vaccines." The Company has completed its preclinical development of this vaccine. Three manufacturers are currently licensed by the FDA to sell HIB conjugate vaccines for use in all primary and booster doses.
See "Competition."

         GROUP A STREPTOCOCCAL VACCINE. Group A streptococcal disease occurs in all age groups with a predominance in school-age children. Group A streptococcus causes infections ranging from severe sore throat and sinus infection to pneumonia and, if not treated, acute rheumatic fever. Currently, there is no vaccine licensed by the FDA to prevent Group A streptococcal infection. The Company is engaged in the research and development of a conjugate vaccine to prevent this infection. Activities on this vaccine are in the preclinical stage.

         PNEUMOCOCCAL (OTITIS MEDIA) VACCINE. Otitis media, or middle ear infection, is a common illness in the United States afflicting children under five years of age. The majority of bacterial cases are attributable to pneumococcal organisms. Chronic otitis media can lead to hearing defects and associated learning and language disabilities. There is no vaccine licensed by the FDA that prevents otitis media caused by pneumococcal bacteria. The Company is pursuing efforts to develop a conjugate vaccine to prevent pneumococcal otitis media. This vaccine is currently in the preclinical stage of development.

         PNEUMOCOCCAL VACCINE. There are in excess of 20 serotypes of pneumococcal bacteria that cause pneumonia, a respiratory infection that affects individuals of all ages, as well as other infections. The present pneumococcal vaccine is a multivalent polysaccharide vaccine recommended for adults, particularly elderly and other patients with a high risk of contracting pneumonia. The Company is currently in the basic research stage of the development of a multivalent conjugate vaccine against pneumococcus.

         OTHER VACCINES

         VIRAL INFLUENZA. The Company holds exclusive rights in the United States to vaccine products acquired by BioChem from Institut Armand Frappier of Quebec, Canada. Included among those vaccines is a viral influenza vaccine, which has been commercially marketed and sold by BioChem in Canada for several years. The manufacture and marketing of viral influenza vaccine is seasonal. Historically in the United States, the strains to be used for influenza vaccines are provided to manufacturers by the CDC in the spring of each year, and manufacturers introduce the vaccine in the fall through early winter. The Company may seek to obtain FDA approval for the viral influenza vaccine in the United States. There are no assurances that the Company will receive regulatory approval or that, if received, the vaccine will be successfully marketed and sold. See "Risk Factors - Need for Regulatory Approval."

         OTHERS. The Company, utilizing patented and proprietary technologies, is performing research on and developing other adult and pediatric vaccines, which it selects for development based on the anticipated need for a particular product, the nature of the competition, and the ability of the Company to develop the product, among other factors. These vaccines, which currently include vaccines to prevent urinary tract infections and typhoid fever, are all in basic research or preclinical stage of development. The Company's research and development efforts are being conducted independently and in conjunction or in collaboration with governmental agencies and universities. There are no assurances that any of these vaccines will enter clinical trials or successfully be developed or licensed by the FDA or any other regulatory authority for commercial sale.

MARKETING OF VACCINES

         An objective of the Company is to become a leader in the development, production and marketing of state-of-the-art vaccines for the prevention of infectious diseases in children and adults. In pursuing this objective, the Company, considers among other things, collaborations with pharmaceutical and other vaccine manufacturers where appropriate to maximize the value of the Company's products and technologies. To maximize market penetration for its first commercial products within the least amount of time, the Company currently is implementing a marketing strategy aimed at establishing marketing alliances in the United States, Europe and other territories with well-established local partners on a country-by-country basis. Thereafter, the Company intends to develop, where appropriate and feasible, an internal sales force to succeed these alliances following expiration of the respective agreements. Towards this end, the Company has entered into marketing alliances for certain products with Abbott in the United States, Chiron Behring ("Behring") in Germany and Austria ("Behring's Territory") and SSI in the Scandinavian, Baltic and certain other countries ("SSI's Territory"). The Company will continue to seek distribution, marketing, joint venture and similar arrangements with third parties in other territories and for other products where, in the judgement of the Company, such arrangements would be beneficial to the successful commercialization of its products. See "Business Relationships." All of the Company's product sales in 1996 were for export from the United States and were stated in U.S. dollars. See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         In addition to establishing these commercial alliances, the Company is developing an internal marketing and sales organization and is preparing for the product launch of Certiva[TRADEMARK] in the United States upon receipt of regulatory approval. The Company intends to market Certiva[TRADEMARK] directly to federal and state governments through established purchasing programs. In the United States, federal and state governments currently purchase a substantial portion of pediatric vaccines sold, and the Company expects that the federal government will continue its historical practice of purchasing pertussis and other vaccines from multiple licensed commercial manufacturers through these established programs, although there are no assurances in this regard. This is a forward looking statement made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements inherently involve risks and uncertainties which may affect the Company's business and prospects, including without limitation the requirement for regulatory approval of products by the FDA, nature of competition, effective marketing, and uncertainties relating to clinical trials, all as discussed under the heading "Risk Factors", below. See "Risk Factors - Changes in Government Purchasing Policies," "Risk Factors - No Assurance of Effective Marketing" and "Risk Factors - Need for Regulatory Approvals." Presently, the U.S. government is continuing with multiple contract awards for the purchase of its annual requirements of DTaP vaccine. Under these contracts, vaccine suppliers effectively will not be guaranteed any minimum purchase requirements, but they will be provided the opportunity to revise their contract proposals on a quarterly basis.

         To successfully introduce and commercialize Certiva[TRADEMARK] in the United States, the Company will be required, among other things, to participate in established purchasing programs of Federal and state governments, to establish an identity and reputation for the Company and its products, to create an awareness among pediatricians of the safety and efficacy of the vaccine, to distinguish the Company's products from that of its competitors, to establish the Company as an effective and reliable supplier of vaccines, and to establish effective distribution channels. There can be no assurance that the Company will be able to successfully market its vaccine products, that its existing business relationships will prove to be commercially successful, or that it will successfully negotiate and execute any additional commercial arrangements with third parties. See "Business Relationships," "Competition" and "Risk Factors - No Assurance of Effective Marketing."

BUSINESS RELATIONSHIPS

         PERTUSSIS LICENSE AGREEMENT. The process by which the Company's pertussis toxin is inactivated is the subject of a United States patent held by the United States Government, which has been licensed exclusively to the Company. The patent is scheduled to expire on June 16, 2006. The Company's exclusive rights will expire seven years from the date of the first commercial sale of the product in the United States following licensing of such product for general use by the FDA. The Company is required to pay the United States Government a royalty based on net sales of a vaccine that utilizes the patented technology. Foreign patent applications covering this technology have been filed and ten unexpired foreign patents are issued with expiration dates ranging from 2002 to 2007. The Company has acquired a royalty-bearing exclusive license for the use of the patented technology in all such foreign jurisdictions for the full term of the patents. See "Products Under Development - Acellular Pertussis Vaccines."

         CANADIAN GOVERNMENT LICENSE AGREEMENTS. The Company is the assignee under two license agreements between BioChem and the Canadian Government covering the conjugate technology being developed by the Company. These license agreements currently cover a total of twenty-two issued patents with expiration dates ranging from 1997 to 2013, and the Company and the Canadian Government have applied for additional patents, which, if issued, would be licensed to the Company under these agreements. The Company is required to pay the Canadian Government royalties on the sale of licensed vaccines. In the event of a change in control of the Company, the Canadian Government retains the right to terminate both agreements if it believes such change in control is detrimental to the Canadian Government. The Canadian Government also can terminate the license agreements if all reasonable efforts are not being used to exploit the technology commercially with due diligence. Under one license agreement, the Company has the exclusive worldwide rights (excluding Canada) for the development, production and sale of vaccines produced in accordance with the conjugate vaccine technology covered by the license. The vaccines covered include, among others, those against meningococcal, HAEMOPHILUS INFLUENZAE type b, group B streptococcal and pneumococcal infections. The term of the license is co-extensive with the term of the patents. Currently, the last-to- expire patent licensed under this agreement is scheduled to expire in 2013. Under the second license agreement, the Company has the exclusive worldwide rights (excluding Canada) for the development, production and sale of a vaccine against group B meningococcal disease produced in accordance with the licensed technology. The term of the license is co-extensive with the terms of the patents. Currently, the last-to-expire patent licensed under this agreement is scheduled to expire in 2013. See also "Products Under Development - Conjugate Vaccines."

         STATENS SERUMINSTITUT SUPPLY AGREEMENTS. In 1991, the Company and SSI executed a supply agreement under which SSI is required to supply the Company with its requirements of diphtheria and tetanus toxoids to be used by the Company for developing, producing and selling the DTaP vaccine, either alone or as a combination. The Company has been using, and intends to continue to use, these diphtheria and tetanus toxoids in producing its DTaP vaccine. In the event SSI fails to continue to supply the Company with these components, the Company has a royalty-bearing license to produce the diphtheria and tetanus toxoids. The Company's right to purchase diphtheria and tetanus toxoids for sale of such products is exclusive in North America and the United Kingdom and nonexclusive in the rest of the world and excludes SSI's Territory. The contract has a term of 20 years. The Company and SSI also have entered into another supply agreement pursuant to which the Company has agreed, on an exclusive basis, to supply SSI with the pertussis toxoid for combination with diphtheria and tetanus toxoids either alone or together with other antigens for sale in SSI's Territory.

         In February 1992, the Company signed two additional supply agreements with SSI. Under the first supply agreement, SSI has agreed, on an exclusive basis, to provide the Company with diphtheria and tetanus toxoids for use as carrier proteins in the development and manufacture of the Company's conjugate vaccines. In the event that SSI fails to continue to supply the Company with these components, the Company has a royalty-bearing license to produce diphtheria and tetanus toxoids for this purpose. Under the second supply agreement, the Company has agreed, on an exclusive basis, to supply SSI with its conjugate vaccines that utilize SSI's diphtheria or tetanus toxoids as a carrier protein, solely for use by SSI in combination with DTaP and DTaP-IPV vaccines in SSI's Territory. SSI's right to market and sell these products is exclusive in SSI's Territory. These agreements have a term of 20 years.

         STATENS SERUMINSTITUT RESEARCH AND DEVELOPMENT AGREEMENT. In 1991, the Company entered into a research and development agreement with SSI under which the parties agreed to collaborate on the development of a DTaP-IPV vaccine. See "Products Under Development - Combination Vaccines." The agreement permits either party to add other antigens to the DTaP-IPV product. Once the Company obtains regulatory approval, and commences sales of the DTaP-IPV product, it will be required to make royalty payments to SSI. SSI is required to sell to the Company all of its requirements of IPV for the purpose of developing, producing and selling the DTaP-IPV product, either alone or together with other antigens. The contract has a term of 20 years.

         STATENS SERUMINSTITUT DISTRIBUTION AGREEMENTS. The Company has been designated the exclusive distributor in North America and the United Kingdom for SSI's diphtheria, tetanus and IPV vaccines. Additionally, SSI will be the exclusive distributor in SSI's Territory for the conjugate vaccines manufactured using the components supplied to the Company by SSI. These agreements were executed in February 1992, and each agreement has a term of 10 years.

         TECHNOLOGY TRANSFER AGREEMENT WITH BIOCHEM. In 1990, in addition to the conjugate vaccine technologies described above, BioChem transferred to the Company all rights to certain vaccine technologies and granted to the Company a paid-up exclusive right (excluding Canada) and license to other technologies for vaccine applications, including those relating to monoclonal antibodies, synthetic peptides and adjuvants. The licenses granted under this agreement generally will not terminate until the expiration of the last valid patent or copyright anywhere in the world for the licensed technologies or until the last portion of the technologies protected by trade secrecy enters the public domain everywhere in the world, whichever occurs last. Currently, this agreement covers seven foreign patents with expiration dates that range from 2007 to 2011.

         PASTEUR MERIEUX-CONNAUGHT AGREEMENTS. At the end of 1995, the Company entered into a clinical development agreement and a license agreement with Pasteur Merieux-Connaught under which both parties will jointly develop the Company's new conjugate vaccine against meningococcus B for both adult and pediatric indications. Total fees and payments to the Company under these agreements would amount to $52 million upon achievement of all clinical and regulatory milestones. In addition, Pasteur Merieux-Connaught will be responsible for all costs associated with the clinical development of the vaccine through the completion of Phase II clinical trials. See "Products Under Development - Conjugate Vaccines - Meningococcal Vaccines."

         To date, the Company has received payments from Pasteur Merieux-Connaught in connection with the execution of a memorandum of understanding and for development funding under the clinical development agreement in the amount of $7 million. Further fees and funding will be made upon achievement of development, clinical and regulatory milestones. Total remaining fees and payments to the Company, upon achievement of all clinical and regulatory milestones, amount to $45 million. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Under the terms of the license agreement, Pasteur Merieux-Connaught will hold co-exclusive world-wide rights to manufacture and sell the meningococcus B vaccine both as a stand-alone product and in combination with other vaccines. The Company will retain co-exclusive world-wide rights to manufacture and sell the meningococcus B vaccine both as a stand-alone product and in combination with other vaccines. With limited exceptions, neither party may grant sublicenses under the technology. Following first product approval, the Company will receive annual minimum royalties and running royalties on product sales by Pasteur Merieux-Connaught. Pasteur Merieux-Connaught is subject to specific diligence obligations and performance milestones in the development and commercialization of the vaccine. The obligations of Pasteur Merieux-Connaught will be reduced in the event of a change of control of the Company involving certain specified corporations. The license agreement must be ratified by the NRC and will not become operational until a pre-clinical study is successfully completed. The license agreement may be terminated by Pasteur Merieux-Connaught in its sole discretion at any time with advance notice. The Company may terminate the license agreement upon Pasteur Merieux-Connaught's default or its failure to meet its obligations under the clinical development agreement.

         Under the terms of the clinical development agreement, the parties will jointly develop the vaccine through Phase II clinical trials, and each party will have access to and the right to use the clinical trial results. Pasteur Merieux-Connaught will be responsible for all costs associated with the clinical development of the meningococcus B vaccine through the completion of Phase II clinical trials. Pasteur Merieux-Connaught's obligations will terminate upon a change of control of the Company with certain specified corporations. Pasteur Merieux-Connaught is subject to specific diligence obligations and performance milestones in the development and commercialization of the vaccine. The agreement may be terminated by Pasteur Merieux-Connaught in its sole discretion at any time with advance notice.

         ABBOTT LABORATORIES AGREEMENT. In October 1996, the Company and Abbott signed a definitive agreement under which Abbott would market Certiva[TRADEMARK] when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines which are under development.

         Abbott  will  market  Certiva[TRADEMARK]  and  combination  vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva[TRADEMARK] and the combination vaccines to government purchasers, including state governments and the CDC.

         On execution of the agreement with Abbott, the Company received $13 million of which $6.3 million represented payment for 350,000 shares of the Company's Common Stock, and the balance represented a marketing fee and a clinical development payment. The Company and Abbott will collaborate in the clinical development of the combination vaccines, and Abbott will provide the Company with clinical development funding. The Company will receive payments upon achievement of prescribed milestones. The agreement provides for total payments of up to $42 million by Abbott. The first milestone relates to FDA approval of Certiva[TRADEMARK] provided certain other conditions are satisfied. In addition, the Company will receive revenues from Abbott as it purchases Certiva[TRADEMARK] and the combination vaccine products for resale to the private pediatric market. Each party is subject to prescribed diligence obligations. The agreement will expire on the expiration of the patents covering the products to be marketed. In addition, the agreement may be terminated by Abbott in its sole discretion at any time with advance notice. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         OTHER RELATIONSHIPS. The Company holds licenses and other rights to additional technologies that the Company is researching and/or developing jointly with various research institutions. In addition, the Company is in various stages of discussions with third parties, including multinational pharmaceutical companies, regarding various business arrangements, including acquisitions, licensing, research and development, distribution, marketing, joint venture and other business agreements, some of which possibly may be concluded in the near term. There are no assurances that the Company will successfully negotiate and sign any such agreement or that, if executed, the financial terms of any such agreement will be significant.

COMPETITION

         Competition in the vaccine industry is intense. The Company will face competition from many companies, including a number of large companies and specialized firms in the United States and abroad that are engaged in the development and production of vaccines, and major universities and research institutions. Many of the Company's competitors have substantially greater financial and other resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, greater operating experience, larger research and development and marketing staffs, and greater production capabilities than those of the Company. The Company believes that the principal competitive factors in the vaccine industry are product quality, measured by the safety and efficacy of a vaccine product, ease of administration (represented by combination vaccines and vaccines that are stable in liquid form) and price. See "Marketing of Vaccines."

         The Company believes that its principal competitors in the United States are Merck & Co., Pasteur Merieux-Connaught, SmithKline Beecham plc., and Lederle Laboratories (a subsidiary of American Home Products), most of which are active in the development of acellular pertussis, combination and conjugate vaccines for use in infants and children. For example, during 1996 and 1997, three companies announced that they had received FDA approval for their DTaP vaccine for infants and children. One of these competitors also announced that the FDA licensed a vaccine that combines by reconstitution that company's HIB vaccine with its DTaP vaccine for administration at 15-18 months of age and that it continues to seek FDA approval for administration at two, four and six months of age. In addition, several competing DTaP vaccines and certain combination vaccines have been licensed for sale outside of the United States. See "Risk Factors Competition and Technological Change."

PATENTS AND PROPRIETARY INFORMATION

         The Company actively pursues a strategy of seeking patent protection for valuable patentable subject matter. The Company believes that patent and trade secret protection is an important element of its business and that its success will depend in part on its ability to obtain strong patents, to maintain trade secret protection and to operate without infringing the proprietary rights of third parties. The Company holds as assignee and licensee a number of patents and patent applications. See "Business Relationships" and "Risk Factors - Patent Protection and Proprietary Information."

         The Company also relies upon trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. Disclosure and use of the Company's know-how is generally controlled under agreements with the parties involved. In addition, the Company has confidentiality agreements with its key employees, consultants and officers. There can be no assurance that disclosure of the Company's trade secretes will not occur, or that others will not independently develop and patent equivalent technology.

GOVERNMENT REGULATION

         The Company is currently subject to regulation by various governmental agencies and to Federal and other laws. United States and foreign regulations will be a significant factor in the production and marketing of the Company's products and are currently a significant factor in its ongoing research and development activities. In order to test, produce and market vaccines, mandatory procedures must be followed to ensure that safety, quality and efficacy standards established by the FDA and comparable agencies in foreign countries are satisfied. See also "Risk Factors - Changes in Government Purchasing Policies" for a description of regulatory and legislative initiatives that may affect the marketing and distribution of vaccines.

         In the United States, the marketing of human vaccines is subject to FDA review and approval. The steps required before a new human vaccine can be marketed include: preclinical studies; the filing of an investigational new drug application ("IND") with the FDA; clinical trials in humans to determine safety and efficacy; FDA approval of the product for commercial sale; and FDA approval of the production-related facilities. The results of the preclinical studies and human clinical trials are submitted to the FDA in a product license application, or PLA, approval of which must be obtained prior to commencement of commercial sales. The FDA may deny a PLA if, among other reasons, clinical trial protocols are not adequate or appropriate. The FDA also may require additional testing or information to assess the safety and efficacy of a company's products if the FDA does not view the PLA as containing adequate evidence of the safety and efficacy of the product. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Even if the PLA is approved, the product may be required to undergo post-licensure testing and surveillance to continue to monitor its safety and effectiveness. At this stage, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. These regulatory standards relate to, among other things, manufacturing, testing, labelling, advertising and marketing. The interval between the filing of an IND and the filing of a PLA application can be lengthy and in some instances the data obtained from clinical trials authorized under an IND do not support the filing of a PLA.

         The product manufacturing and support facilities also must be licensed for the production of vaccines. To accomplish this, an establishment license application ("ELA") must be filed with the FDA. The ELA describes the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant's facilities in which the primary focus is on compliance with FDA's current good manufacturing practices ("CGMP") and the applicant's ability to consistently manufacture the product in the facility in accordance with the PLA. If the FDA finds the inspection unsatisfactory, it may decline to approve the ELA, resulting in a delay in production or distribution by the applicant. Although reviewed separately, approval of both the PLA and ELA must be received prior to commercial marketing of a vaccine.

         Presently, there are a number of legislative initiatives being considered in Congress and proposed regulations under consideration by the FDA, which if adopted, could reform the FDA's review and approval processes by, among other things, streamlining the product licensing application processes for biologics, including vaccines. Some of these proposals are designed to eliminate the requirement for ELAs and to simplify the approval process. The Company is unable to predict which legislative or regulatory initiatives, if any, will ultimately be enacted or the effect that any such initiative may have on the FDA's application or approval process for the Company's DTaP and other vaccines, or on the Company's business or results of future operations.

         The FDA Export Reform and Enhancement Act of 1996, which became effective on April 26, 1996, revised the terms and conditions under which biologics may be exported. The legislation was designed to facilitate the export of drugs, including biologics, by revising and in some circumstances eliminating the requirement for FDA approval as a condition of export. The new legislation now permits, in most cases, a company to commercially export vaccines manufactured in the United States with little or no prior FDA review or approval before these vaccines are licensed by the FDA for marketing in the United States.

         Preclinical studies are conducted in the laboratory and in animal systems to evaluate the safety and potential efficacy of vaccines. The results of these preclinical studies are submitted as part of the IND. Human clinical trials may commence if, 30 days after receipt by the FDA of the IND, the FDA does not notify the IND applicant that the trials are subject to a clinical hold.

         Clinical trials involve the administration of the investigational new vaccine to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted or by a qualified centralized independent IRB. The IRB must approve the study to be conducted. In its review, the IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the vaccine into healthy human subjects, the vaccine is tested for safety (adverse effects), optimal dosage, and its ability to induce an immune response (immunogenicity). Phase II involves studies in a limited target patient population to further evaluate immunogenicity and optimal dosage, and to identify possible adverse effects and safety risks. When a product is found to have an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to further test for safety within an expanded target patient population at geographically dispersed clinical study sites.

         Clinical trials generally require several years to complete and may be very costly. To date, the Company has been successful in reducing the cost of clinical trials by obtaining third-party sponsorship of the clinical trials for its first vaccine products. The Company, where appropriate, may continue to seek third-party sponsorship or funding for clinical trials for its vaccine products. There can be no assurance that such sponsorship or funding, if sought, will be obtained.

         The Company's activities are subject to specific government quality assurance regulations. The CGMP regulations set specific requirements for the production of biologics, including vaccines, and similar requirements are also in effect in the European Union and other foreign countries where the Company has applied or may apply for regulatory approval for clinical studies and/or marketing of its vaccines. The Company's research and operations also are subject to regulation by the Occupational Safety and Health Agency, the Environmental Protection Agency, the Department of Agriculture, and the Department of Transportation. The Company also is subject to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other regulatory statutes, and may in the future be subject to other Federal, state, local or foreign regulations. The Company's compliance with laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment does not have a material effect on the ongoing operations of the Company. The Company has not made any material expenditures for environmental control facilities, nor does it anticipate any such expenditures during the current fiscal year.

RAW MATERIALS

         Laboratory supplies utilized in the Company's research and development generally are available from several commercial suppliers under standard terms and conditions. Most raw materials necessary for process development, scale-up and commercial manufacturing are generally available from multiple commercial suppliers. However, certain processes require raw materials from sole sources or materials that are difficult for suppliers to produce and certify to the

Company's specifications. In addition, the Company may experience temporary or permanent shortages of critical raw materials necessary for continued production of its vaccines. Accordingly, given the specific nature of, and critical need for, certain raw materials, there is a risk that material shortages could delay production efforts, adversely impact production costs and yields, and even necessitate the use of substitute materials. Any of these events could have a significant adverse impact on the Company's operations. See also "Risk Factors - Dependence on Suppliers."

PRODUCT LIABILITY

         The testing and marketing of vaccines entail an inherent risk of product liability attributable to unwanted and potentially serious health effects. The extent of this risk was sufficiently great in the United States that, by the mid-1980s, many manufacturers ceased production of pediatric vaccines because of liability exposure.

         In response to these withdrawals from the vaccine market, Congress enacted the NCVI Act to ensure the availability of government mandated pediatric vaccines by addressing the liability of manufacturers for immunization-related injuries. Among other things, the NCVI Act created a trust fund, supported by an excise tax on each dose of vaccine sold, to compensate eligible injured parties. Compensation awards are statutorily established and are generally limited to actual and projected unreimbursed medical, rehabilitative and custodial expenses, lost earnings, and pain and suffering, together with reasonable attorneys' fees. Injured parties are not allowed to bring a lawsuit against the manufacturer unless they have filed a claim with the program, received a final determination and rejected it in favor of litigation. The NCVI Act may not, however, protect vaccine manufacturers against suits by family members of an injured party. See "Overview of Vaccine Market."

         As the vaccines covered by the NCVI Act include vaccines for the prevention of diphtheria, tetanus, pertussis and polio, the Company's DTaP and IPV vaccines have certain protection from liability claims. While none of the Company's other products are presently covered by the NCVI Act, from time to time there are legislative and regulatory proposals to expand the list of vaccines covered by, and reduce the excise taxes that fund, the program. In 1997, varicella, hepatitis B and HIB vaccines were added to the program's list of covered vaccines provided that Congress establishes an excise tax for such vaccines. In addition, the Company is unable to predict whether any other legislative or regulatory proposal will ultimately be enacted or the effect any of these proposals may ultimately have on the Company's business or results of future operations.

         The Company has limited product liability insurance coverage. It intends to seek additional insurance coverage as it commences commercialization of its vaccines, but there can be no assurance that adequate additional insurance coverage will be available at acceptable costs, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company. See "Risk Factors - Product Liability; Limited Insurance."

EMPLOYEES

         As of December 31, 1996, the Company had 206 full-time employees of whom 28 have Ph.D. degrees and two have M.D. degrees. Of these employees, 133 were engaged in research, development and production activities, 31 were engaged in administration, and 42 were engaged in quality/regulatory and related aspects of the Company's operations. The Company considers its relationship with employees to be satisfactory.

RISK FACTORS

         IN ADDITION TO THE OTHER  INFORMATION  INCLUDED  HEREIN,  THE FOLLOWING
RISK FACTORS SHOULD BE CAREFULLY CONSIDERED. THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS. THE COMPANY'S ACTUAL
RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION.

         DEPENDENCE UPON APPROVAL AND COMMERCIALIZATION OF DTaP VACCINE. The Company has generated only limited revenue from the sale of its acellular pertussis vaccine. Prior to commercial introduction, the Company's DTaP and combination vaccines must be approved by the FDA for sales in the United States and by similar authorities for sales in other countries. In 1996, the DTaP vaccine was approved for sale in Sweden and the DTaP-IPV was approved for sale in Denmark. The DTaP vaccine is currently being considered for approval for sale in the United States by the FDA. There can be no assurance as to when or whether the Company will receive such approval, or that any such approval will not be subject to additional testing requirements. The commercial introduction of the Company's DTaP vaccine will require the Company to manufacture and produce large quantities of vaccine in its manufacturing facility, which was modified in 1995 for increased production. The Company has limited experience manufacturing commercial quantities of vaccines and operating its manufacturing facility. Accordingly, there can be no assurance that the production process will not fail or become subject to substantial disruptions. See "Risk Factors - Manufacturing and Scale-Up." To successfully introduce and commercialize its DTaP vaccine, the Company will be required to, among other things, participate in established purchasing programs of Federal and state governments, establish an identity and reputation for the Company and its products, create an awareness among pediatricians of the safety and efficacy of the vaccine, distinguish the Company's product from that of its competitors, establish the Company as an effective and reliable supplier of vaccines, and establish effective distribution channels. In October 1996, the Company and Abbott signed an agreement for Abbott to market the Company's DTaP vaccine and certain combination vaccines in the United States to the private physician and managed care markets upon approval by the FDA, with the Company marketing those products to governmental purchasers. There can be no assurance that the Company or Abbott will successfully implement its sales and marketing strategy. In attempting to do so, the Company believes there will be intense competition from other vaccine producers. There can be no assurance that the Company will produce a commercially viable product, attain sufficient market share, or distinguish its vaccine product from that of its competitors.

         Currently, the Company's prospects for becoming profitable are substantially dependent upon the successful commercialization of the DTaP vaccine, as well as the successful development and commercialization of other vaccines under development. There can be no assurance that the Company will be able to successfully market its vaccine products at levels sufficient to generate profits.

         DEPENDENCE ON SUPPLIERS. While the Company produces the pertussis component of the DTaP vaccine, it has purchased, and intends to continue to purchase, its requirements of the diphtheria and tetanus toxoids and enhanced IPV from SSI. There can be no assurance that SSI will be able to meet the Company's requirements or that SSI will not experience difficulties in obtaining necessary regulatory approvals or disruptions in its production of diphtheria and tetanus toxoids and IPV.

         Certain of the Company's production processes require raw materials from sole sources or materials that are difficult for suppliers to produce and certify to the Company's specifications. The Company also may experience temporary or permanent shortages of critical raw materials necessary for continued production of its vaccines. Any shortage of these materials could delay production efforts, adversely impact production costs and yields, or necessitate the use of substitute materials, any of which could have a significant adverse impact on the Company's operations. In addition, the Company has contracted with third parties for the sterile fill, labelling, and packaging of its vaccine products until the Company obtains its own facilities to perform these operations. Failure of any such contractor to meet the Company's requirements may involve costly delays and significant expense, and would require additional regulatory approval as the Company seeks alternative arrangements.

         CHANGES  IN  GOVERNMENT  PURCHASING  POLICIES.  Children  in the United
States receive immunizations from public providers, such as local health departments, as well as from private providers. Immunizations provided by public providers are generally paid for through federal and state government funding under public health programs. These programs are intended to reduce barriers to immunization and to improve immunization rates by providing free vaccine to qualifying low-income and uninsured infants and children. Government purchases historically have been at prices substantially below those offered to the private sector and presently account for a substantial portion of the vaccine doses distributed in the United States. From time to time, legislative and regulatory initiatives are proposed that, if adopted, could significantly modify government vaccine programs by, among other things, modifying or restricting the federal government's purchasing authority or substantially increasing or reducing the funding available for government vaccine purchases. The Company is unable to predict which legislative initiative, if any, will ultimately be enacted or the effect any such initiative may ultimately have on the Company's business or results of future operations. In addition, proposals for health-care, insurance and tax reform may be considered in the future by federal and state governments and some of these proposals, if adopted, may limit government or third-party, private reimbursement policies, or prices charged by pharmaceutical and vaccine manufacturers for their product.

         NO ASSURANCE OF EFFECTIVE MARKETING. The Company has little experience in marketing its products. The Company is in the process of implementing its marketing and sales plans for its products; however, there can be no assurance that the Company's current marketing and sales strategies or the size and make-up of the Company's sales and marketing organization will be sufficient for the successful commercialization of its products. The factors affecting successful commercial launch of the Company's vaccines in the United States include, among others: establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the Company's vaccines; distinguishing the Company's products from those of its competitors; establishing the Company as an effective and reliable supplier of vaccines; and establishing effective distribution channels. The Company has entered into supply, marketing and distribution agreements with third parties under which such parties hold exclusive rights to market certain of the Company's products within their respective territories. There can be no assurance that any of these third parties will be able to distribute and market those products successfully within its territory. There also can be no assurance that the Company will be successful in negotiating and executing marketing and/or distribution agreements with any other third parties covering any products or that any other third party will be able to market the Company's products successfully. See "Business Relationships."

         UNCERTAINTIES RELATED TO CLINICAL TRIALS. Before obtaining regulatory approval for the commercial sale of any products under development, the Company must demonstrate through pre- clinical studies and clinical trials that these products are safe and effective. The results from pre- clinical studies and early clinical trials may not be predictive of results obtained in large-scale clinical trials. There can be no assurance that large-scale clinical trials for any of the Company's products will demonstrate safety and efficacy, be sufficient to support application for regulatory approval, or lead to marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials even after achieving promising results in earlier trials.

         NEED FOR REGULATORY APPROVALS. The Company has not commercialized any products or received product approval from the FDA. The Company's vaccine products, product development activities and manufacturing facilities and processes are subject to extensive and rigorous regulation by the FDA, including preclinical and clinical testing requirements, and inspection and approval processes. Approval of the Company's products for commercial introduction in the U.S. currently requires both a license for each product and a license for each production facility. The process of obtaining licenses can be costly and time consuming, and there can be no assurance that the licenses will be granted, or that FDA review will not involve delays that would adversely affect the Company's ability to market products. There also can be no assurance that any of the products under development by the Company will demonstrate the safety or efficacy profiles necessary for regulatory approval, or that the Company's products under development or its production facility will receive the requisite regulatory approvals and licenses in a timely fashion or at all. There also can be no assurance that the FDA or other regulatory authorities will not require the Company to conduct additional testing to assess the safety and/or efficacy of the Company's vaccines, including its DTaP vaccine. Even if the necessary licenses are obtained from the FDA, there may be limitations on product use and the FDA can withdraw approvals at any time upon the occurrence of unforeseen problems. The FDA can also limit or prevent the manufacture or distribution of the Company's products and require a recall of such products. The FDA regulations depend heavily on administrative and scientific interpretation and advisory committee determinations, and there can be no assurance that future interpretations by the FDA or other regulatory bodies, with possible prospective and retroactive effect, will not adversely affect the Company. In addition, the FDA and various state agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations, including manufacturing, testing, recordkeeping, quality control and labelling practices. A determination that the Company is in material violation of such regulations could have a material adverse effect on the Company.

         MANUFACTURING AND SCALE-UP. The production of vaccines is a highly complex, biological process involving many steps, commencing from seed culture through final production. The production process could fail at any point resulting in the failure and continued inability to meet production requirements. From time to time, the Company experiences disruptions and production failures and there are no assurances that the steps taken by the Company to address such failures will be effective or that such failures will not continue in the future or affect the Company's ability to obtain regulatory approval for its products or the timing of such approval or affect the Company's ability to produce vaccines. No assurances can be given that the Company will be successful in establishing and maintaining consistent manufacture and continuous commercial production of its vaccines in sufficient quantity and quality or that it will be capable of producing a competitively priced product for commercial sale.

         PATENT PROTECTION AND PROPRIETARY INFORMATION. The vaccine industry traditionally has placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. The Company believes that such protection will be an important factor in its success and may require the expenditure of substantial resources. Many companies, universities and research institutions have applied for and/or obtained patents for vaccine products and technologies that may be competitive or inconsistent with those held by or licensed to the Company. No assurances can be given as to the degree and range of protection any patents will afford the Company, that additional patents will be issued to the Company, or as to the extent to which the Company will be successful in avoiding any patents granted to others. Further, there can be no assurance that others have not or will not independently develop or otherwise properly gain access to technology or information that is substantially similar to that which is unpatented yet considered proprietary by the Company. The Company also may desire or be required to obtain licenses from others in order to develop, produce and market commercially viable products effectively. Failure to obtain those licenses could have a significant adverse effect on the Company's ability to commercialize its vaccine products. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the unpatented technology underlying such licenses will remain proprietary. There has been, and the Company believes that there may be in the future, significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume substantial resources.

         COMPETITION AND TECHNOLOGICAL CHANGE. Competition in the vaccine industry is intense. Competitors of the Company both in the United States and internationally include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of these competitors are actively developing competing vaccines. For example, in 1996 and 1997, three competitors announced that their respective DTaP vaccines were approved by the FDA for use in infants and children. One of those competitors also announced that the FDA licensed a vaccine that combines by reconstitution that company's HIB vaccine with its DTaP vaccine for administration at 15-18 months of age and that it continues to seek FDA approval for administration at two, four and six months of age. In addition, several competitors' DTaP vaccines and certain combination vaccines have been licensed for sale outside of the United States. Many of these competitors have substantially greater resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, greater operating experience, larger research and development and marketing staffs, and greater production capabilities than those of the Company. In addition, the vaccine industry is subject to significant technological change. There can be no assurance that the Company's competitors will not succeed in designing around the Company's patents, developing technologies and products that are as or more effective than any that have been or are being developed by the Company, or developing technologies and products that would render the Company's technology and products obsolete and noncompetitive.

         PRODUCT LIABILITY; LIMITED INSURANCE. The testing and marketing of vaccine products entail an inherent risk of product liability. Although the Company has limited product liability insurance coverage, it intends to seek additional insurance coverage as it commences commercialization of its products. There can be no assurance that adequate additional insurance coverage will be available at acceptable cost, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company. To the extent the Company is not covered by insurance, the Company faces potential liability that could be substantial in the event of claims.

         LACK OF PROFITABILITY. The Company's accumulated deficit, as of December 31, 1996 was approximately $58.8 million, and the Company presently has limited revenues. The Company expects to incur additional losses until such time as the Company makes significant commercial sales of its DTaP product. The Company's ability to achieve and maintain profitability is dependent upon its ability to develop products that are effective and commercially viable, to continue to obtain regulatory approvals for production and sale of its products, and to produce and market its products successfully. There can be no assurance that the Company will become profitable.

         AVAILABILITY OF CAPITAL. It is anticipated that the Company will continue to expend significant amounts of capital to fund its operations and capital expenditures. The Company plans to finance its cash requirements through a combination of: cash and cash equivalents; revenues from product sales and from license, collaboration, marketing, distribution and/or development agreements; the exercise of stock options; the sale of debt and/or equity securities; mortgage financing; and equipment leases. There can be no assurance that the Company will be able to satisfy its funding requirements from any of these alternatives or that it will be effective in reducing cash requirements for operations if FDA approval is not timely received. See Item 6 - Selected Consolidated Financial Data, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         DEPENDENCE ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL. The Company's success in developing marketable products and achieving a competitive position will depend, in part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense, and no assurance can be given that the Company will be able to continue to attract or retain such personnel. The loss of key personnel could adversely affect the Company.

         DIVIDENDS AND TAXATION. The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Moreover, any profits earned by the U.S. subsidiary of the Company will not be distributable directly to the Company's shareholders. Instead, such subsidiary must declare and pay a dividend to the Company, and the Company in turn must declare a dividend to its shareholders. This will subject each dividend to a withholding tax. See Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         IMPACT OF BECOMING A PASSIVE FOREIGN INVESTMENT COMPANY. If more than a certain percentage of the Company's assets or income become passive, the Company will be classified for U.S. tax purposes as a passive foreign investment company ("PFIC"), and a U.S. taxpayer may be subject to an additional Federal income tax on receiving certain dividends from the Company or selling the Company's Common Stock. See Item 5 - Market for Registrant's Common Equity and Related
Stockholder Matters, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         VOTING CONTROL BY PRINCIPAL SHAREHOLDERS. The principal shareholders of the Company, BioChem and Dr. Phillip Frost, either directly or through affiliates, are parties to a Shareholders' Agreement requiring, among other things, that the Company's Common Stock covered by the agreement be voted together for the election of directors. As of January 31, 1997, these principal shareholders beneficially owned approximately 18,991,601 shares of the Company's outstanding Common Stock, which represented approximately 50.8% of the Company's then outstanding Common Stock. See Item 13 - Certain Relationships and Related Transactions.

         VOLATILITY OF STOCK PRICE. The market prices for securities of many biotechnology and pharmaceutical companies, including the Company, have been highly volatile. Many factors have historically had, and are expected to continue to have, a significant impact on the Company's business and on the market price of the Company's securities including: announcements by the Company and others regarding the results of regulatory approval filings, clinical trials or other testing; technological innovations or new commercial products by the Company or its competitors; government regulations; developments concerning proprietary rights; public concern as to safety of vaccine and pharmaceutical products; and economic or other external factors.

         SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of the Company's Common Stock in the public market following the exercise of options or the conversion of convertible securities could have an adverse effect on the price of the Company's securities. To the extent that either of the two principal shareholder groups determines to sell a substantial number of their shares of the Company's Common Stock, such sales could significantly increase the volatility of the market price of the issued and outstanding securities of the Company. In addition, one of the principal shareholders holds certain registration rights concerning shares of the Company's Common Stock that it owns. See Item 13 - Certain Relationships and Related Transactions.

ITEM 2.    PROPERTIES
           ----------

         The production of vaccines is a highly complex, biological process involving many steps, commencing from seed culture through final production. The Company's vaccine production processes involve the use of patented technologies and proprietary rights and trade secrets at the Company's facilities. The Company's facilities are briefly described below:


                                                Square
  Facility/Function           Location           Feet             Own/lease
---------------------------------------------------------------------------------------------
Production Facility         Beltsville, MD       26,000      Leased until February 1999
                                                             (ten-year renewal option)

Production Facility         Beltsville, MD       35,000      Leased until February 2001
                                                             (two five-year renewal options)

Warehouse and Support       Beltsville, MD       31,000       Owned
Services for Production
Facility

Research and Development    Beltsville, MD       27,700       Subleased until April 1998
Laboratory Facility

Executive Offices and       Beltsville, MD       25,600       Leased until December 1997
Warehouse Facility                                            (two three-year renewal options)


         The Company's production facilities have been designed and built to produce vaccines for large scale clinical trials and commercial sales after product licensing. In 1995, the Company modified its 26,000 square foot production facility to significantly expand production capacity for Certiva[TRADEMARK]. See Item 1 - Business, "Risk Factors - Manufacturing and Scale-Up."

         In 1996, the Company acquired a 35,000 square foot production facility in Beltsville, Maryland. The acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of real estate leases underlying the facility, which are scheduled to expire in 2001, subject to two five-year extensions. The facility is being dedicated to the production of vaccines for clinical trials and commercial sale.

         The Company is presently leasing space for a research and development laboratory facility. This facility, consisting of approximately 27,700 square feet, is used for research in areas such as protein chemistry, immunology, molecular biology and conjugation technology.

         The Company owns a building located adjacent to its current production facility. This building has been modified to house the service and warehouse departments that support the Company's production facility. In addition, the Company is continuously exploring opportunities to build-out, lease or acquire additional research, development and production facilities to accommodate the Company's expanding vaccine development program. The Company has no present agreements, commitments or understandings in respect of any additional facilities.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

         The Company is, and from time to time becomes, involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no material legal proceedings pending against the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           None.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
           --------------------------------------------------

         The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol "NVX." The table below sets forth the high and low closing sales prices as reported on the AMEX composite tape for each calendar quarter of 1995 and 1996.

                                                 HIGH                LOW
                                                 ----                ---

              1995
                First Quarter                  $ 9  1/4            $ 6
                Second Quarter                   9 15/16             5 7/8
                Third Quarter                   11 7/8               7 5/16
                Fourth Quarter                  15 1/2               9 3/8

               1996
                First Quarter                  $16 1/8             $12 1/2
                Second Quarter                  25 3/4              12 1/8
                Third Quarter                   28                  14 5/8
                Fourth Quarter                  28                  17 3/8


         The number of record holders of the Company's Common Stock as of February 28, 1997 was approximately 271. The transfer agent and registrar for the Common Stock is American Stock Transfer and Trust Company, which is located at 40 Wall Street, New York, New York 10005.

         The Company has never paid cash dividends on its Common Stock and anticipates that its earnings, if any, will be retained for development of the Company's business. Therefore, it is not anticipated that any cash dividends on its Common Stock will be declared in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, general business conditions and tax considerations.

         Because the Company is a Canadian corporation, any profits earned by its U.S. subsidiary will not be distributable directly to shareholders. Instead, for those profits to be distributed to shareholders, the subsidiary must declare a dividend to the Company, and the Company in turn must declare a dividend to its shareholders. This will subject each dividend to a withholding tax. First, the dividend from the subsidiary to the Company will be subject to a 5% withholding tax imposed by the United States on the gross amount of the dividend. Pursuant to the Canada-United States Income Tax Convention (1980) (the

"Treaty"), the subsequent dividend paid by the Company to a shareholder resident in the United States will be subject to Canadian withholding tax at the rate of 15% on the gross amount of the dividend. The rate of withholding tax will be reduced to 5% in respect of dividends paid to a company that is a resident of the United States for purposes of the Treaty and owns at least 10% of the voting stock of the Company. Each shareholder should consult his or her own tax advisor as to tax consequences associated with dividends received on the Company's Common Stock.

         If more than a certain percentage of the Company's assets or income is passive, the Company will be classified for United States tax purposes as a passive foreign investment company or PFIC, and a United States taxpayer may be subject to an additional federal income tax on receiving certain dividends from the Company or selling Common Stock. Certain interest, dividend, capital gain and royalty income may be considered passive income for PFIC purposes, which, in the absence of sufficient other income, would result in the Company being classified as a PFIC.

         If the Company becomes a PFIC, a United States taxpayer will be subject to special rules with respect to transactions involving the Common Stock. Under these rules, all gains realized on disposition of the United States taxpayer's Common Stock will be allocated pro rata over the number of years in which the shareholder held the Common Stock. The gain that is allocated to a prior year (subsequent to December 31, 1986) in which the Company was a PFIC, or any subsequent year other than the year of disposition, will be taxed at the highest marginal rate for that year and such tax will be subject to an interest charge as if it had originally been due in that year. In addition, gain realized on the disposition of the United States taxpayer's Common Stock that is allocated to the current year or to a prior year before the Company was a PFIC will be treated as ordinary income. Similar rules will apply to distributions made by the Company. The above rules will not apply if the United States taxpayer elects to treat the Company as a qualified electing fund and the Company agrees to provide certain information to the United States Internal Revenue Service. In such case, the United States taxpayer will include in his or her income each year his or her pro rata share of the ordinary income and capital gains of the Company. The Company has not been classified as a PFIC to date, and during 1997, the Company intends to, and believes that it can, generate sufficient other income to avoid being classified as a PFIC. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         On May 7, 1996, the Company completed an offering of 6.5% convertible subordinated notes (the "Notes") in the principal amount of $86.25 million due May 1, 2003 for cash. The net proceeds from this offering were approximately $82.7 million. Goldman Sachs and UBS Securities were the initial purchasers of the Notes, and the aggregate fee to the initial purchasers was $3.0 million. The Notes were sold in the United States to qualified institutional buyers (as defined in Rule 144A, "Qualified Institutional Buyers") amended (the "Securities Act"), and to a limited number of institutional accredited investors in a manner exempt from registration in reliance on Regulation D of the Securities Act and outside the United States in reliance on Regulation S under the Securities Act. The Notes are convertible into shares of the Company's Common Stock, at the initial conversion price of approximately $24.86 per share. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         On October 11, 1996 the Company sold to Abbott in a private sale, in reliance on Section 4(2) of the Securities Act, 350,000 shares of the Company's Common Stock for $6.3 million in cash. See Item 1 - Business, "Business Relationships - Abbott Laboratories Agreement" and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.


ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

         Selected consolidated financial data for the Company are set forth below. The selected financial data as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994 have been derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report. The selected financial data as of and for the years ended December 31, 1993 and 1992 have been derived from the audited financial statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the financial statements of the Company and other financial information included in this Annual Report.


                                   SELECTED CONSOLIDATED FINANCIAL DATA
                                  (In thousands, except per share data)

                                                                          North American Vaccine, Inc.
                                                                         Fiscal Year Ended December 31,
                                                        ---------------------------------------------------
                                                           1996       1995      1994       1993       1992
                                                           ----       ----      ----       ----       ----
Statement of Operations Data:
Revenues
  Marketing, research and development agreements        $ 9,656   $  3,000   $     -     $     -     $      -
  Contract revenue                                           -          -          -         141        1,527
  Product sales                                             892         -          -           -           -
                                                        -------   --------   --------    --------    --------
     Total revenue                                       10,548      3,000         -          141       1,527
Operating Expenses:
  Production                                             14,764      6,317      6,188       3,032       3,669
  Research and development                               11,594     10,206      5,763       5,824       3,770
  General and administrative                              6,753      6,696      4,543       4,070       5,958
                                                        -------   --------   --------    --------    --------
     Total operating expenses                            33,111     23,219     16,494      12,926      13,397
                                                        -------   --------   --------    --------    --------

Operating loss                                           (22,563)  (20,219)   (16,494)    (12,785)    (11,870)

Gain on sale of investments in affiliates                  4,228    14,429     11,929          -            -
Interest and dividend income                               2,934       804        638         657       1,151
Interest expense                                          (4,088)       -          -           -           (5)
                                                        --------  --------   --------    ---------   ---------

Net loss                                                $(19,489) $ (4,986)  $ (3,927)   $(12,128)   $(10,724)
                                                        ========  ========   ========    ========   =========

Net loss per share                                      $  (0.63) $  (0.17)  $  (0.14)   $  (0.44)  $   (0.40)
                                                        ========  ========   ========    ========   =========

Weighted-average number
  of common shares outstanding                            30,764    29,745     28,785      27,622      26,970

Balance Sheet Data:

Cash and cash equivalents                               $ 70,881  $ 10,443   $ 20,922    $ 17,166   $  28,207
Investments in affiliates (1)                              1,281     9,065     17,724      38,039       4,874
Total assets                                             122,962    41,249     49,580      63,762      42,575
Preferred stock                                            6,538     6,538      6,538       6,538       6,538
Common stock                                              71,357    58,474     56,922      51,958      51,312
Unrealized investment holding gains (1)                      653     7,466     14,762      33,165          -
Accumulated deficit                                      (58,769)  (39,280)   (34,294)    (30,367)    (18,239)
Dividends                                                     -         -          -           -           -

--------------------------------

(1)   In December of 1993, the Company adopted Statement of Financial  Accounting Standard
      (SFAS)  115. In  accordance  with SFAS 115,  investments  in equity  securities  are reported on the  Company's  balance  sheet at their fair market  value  resulting in unrealized investment holding gains as a separate component of shareholders' equity.
      The original cost of these  investments at December 31, 1996,  1995,  1994, and 1993 was $628, $1,599, $2,962, and $4,874 respectively. The market value of the Company's investment in affiliates at February 28, 1997 was approximately $1.5 million.



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION
           --------------------------------------------------


         THE FOLLOWING PARAGRAPHS CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS FOR REGULATORY APPROVAL AND THE NEED FOR FURTHER CLINICAL EVALUATION, THE PROSPECTS FOR MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, ASSESSMENTS OF REGULATORY AND ADVISORY COMMITTEE REVIEWS OF THE COMPANY'S AND COMPETITORS' PRODUCTS, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, COLLABORATION, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY
APPROVAL OF PRODUCTS BY THE FDA; THE PRODUCTION OF VACCINES; THE NATURE OF COMPETITION; EFFECTIVE MARKETING; AND UNCERTAINTIES RELATING TO CLINICAL TRIALS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

Background
----------

         The Company is engaged in the research, development, production, marketing and sale of vaccines for the prevention of infectious diseases in children and adults.

         In February 1996, the Swedish Ministry of Health granted regulatory approval to market the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis (whooping cough). This marketing authorization was the first regulatory approval for any of the Company's products. In September 1996, the Danish National Board of Health granted regulatory approval to market a combined DTaP-IPV vaccine for all primary and booster doses for infants and children in Denmark. This combination vaccine, which combines the DTaP vaccine with an enhanced, inactivated polio vaccine ("IPV") developed jointly by Statens Seruminstitut ("SSI") and the Company. Under a supply agreement, the Company manufactures the acellular component of the vaccine, and SSI manufactures the diphtheria, tetanus and IPV components and markets and distributes the DTaP vaccine in Sweden and the DTaP-IPV in Denmark. In addition, upon receipt of any required regulatory approvals, SSI will market and distribute such products in the Scandinavian, Baltic and other countries comprising its territory ("SSI's Territory"). Accordingly, the Company has been selling its acellular pertussis toxoid to SSI for formulation into DTaP and DTaP-IPV for sale in SSI Territory.

         In 1995 and 1996, the Company recognized development revenues pursuant to agreements with Pasteur Merieux-Connaught, under which the Company and Pasteur Merieux-Connaught will jointly develop the Company's meningococcus B vaccine. Additional funding may be provided to the Company by Pasteur Merieux-Connaught under the terms of the license and clinical development agreements. See "Liquidity and Capital Resources," below.

         In the fourth quarter of 1996, the Company and Abbott Laboratories ("Abbott") signed an agreement under which Abbott would market Certiva[TRADEMARK], the Company's DTaP vaccine, when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines, which are under development. Abbott will market Certiva[TRADEMARK] and the combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva[TRADEMARK] and the combination vaccines to government purchasers, including state governments and the CDC.

         On execution of the agreement with Abbott, the Company received $13 million of which $6.3 million represented payment for 350,000 shares of the Company's Common Stock, and the balance represented a marketing fee and a clinical development payment. The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott will provide the Company with clinical development funding. The Company will receive payments upon achievement of prescribed milestones. The agreement provides for total payments of up to $42 million by Abbott. The first milestone relates to FDA approval of Certiva[TRADEMARK] provided certain other conditions are satisfied. In addition, the Company will receive revenues from Abbott as it purchases Certiva[TRADEMARK] and the combination vaccine products for resale to the private pediatric market.

         In September 1995, the Company filed a product license application with the FDA for approval to market Certiva[TRADEMARK] and FDA approval for the vaccine is pending. During the fourth quarter of 1996, the clinical data on Certiva[TRADEMARK] was presented to and reviewed by the FDA's Vaccine and Related Biological Products Advisory Committee (the "FDA Advisory Committee"). The FDA Advisory Committee, after the presentation of the data and discussion, concluded that Certiva[TRADEMARK] is safe and effective for administration at 2, 4, 6 and 15-18 months of age. In addition, the FDA Advisory Committee concluded that the data supported concurrent administration with polio, HAEMOPHILUS INFLUENZAE type b, hepatitis B and measles-mumps-rubella vaccines, which are all recommended for immunization during the first two years of life. The FDA

Advisory Committee raised no concerns regarding the adequacy of the data regarding the use of Certiva[TRADEMARK] for the booster dose given to children at 4-6 years of age following primary immunization using the "whole cell" pertussis vaccine. Additional data is required to support use at 4-6 years of age following four consecutive doses of Certiva[TRADEMARK]. The FDA Advisory Committee commented on the adequacy of the data regarding the use of the vaccine for the booster dose given to toddlers at 15-18 months of age following the primary immunization using the "whole cell" pertussis vaccine. In response to those comments, the Company intends to supplement the data presented at the FDA Advisory Committee meeting and additional data for this matter may be addressed in post-marketing studies. The Company does not believe that any additional clinical studies will be required in connection with its product license application, other than the standard post-licensure testing and surveillance for continued monitoring of the vaccine. This is a forward looking statement and the necessity for any additional clinical studies for licensure of Certiva[TRADEMARK] depends in large measure upon the FDA's requirements. The conclusions of the FDA Advisory Committee are not binding on the FDA. In addition, three competitors announced in 1996 and 1997 that their respective DTaP vaccines were approved by the FDA for use in infants and children.

         In May 1996, the Company completed an offering of 6.5% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year. The notes are convertible into shares of the Company's Common Stock, at the initial conversion price of approximately $24.86 per share. The notes are also subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. See "Liquidity and Capital Resources," below.

         Prior to 1995, the Company's limited operating revenues were derived primarily from contracts with NICHD to supply an investigational DTaP vaccine for clinical trials. Performance under these contracts was completed in 1993. Provisional payments to the Company under cost-reimbursable contracts are subject to adjustment upon completion of audits of reimbursable costs by NICHD. In the opinion of management, adjustments, if any, resulting from the audits of the contracts are not expected to have a material adverse impact on the Company's future financial position or future results of operations, although there are no assurances in this regard. This is a forward looking statement and the factors affecting its outcome are in large measure outside of the control of the Company.

         Research and development expenses were $11.6 million, $10.2 million and $5.8 million in 1996, 1995 and 1994, respectively. The Company had 206, 167 and 118 full-time employees as of December 31, 1996, 1995 and 1994, respectively.

Years Ended December 31, 1996 And 1995
--------------------------------------

         In 1996, the Company recognized $892,000 of revenue from product sales of its acellular pertussis vaccine. All such product sales were for export. In addition, the Company recognized $9.7 million of revenue from its collaboration agreements principally with Pasteur Merieux-Connaught and Abbott.

         Production expenses were $14.8 million in 1996 compared to $6.3 million in 1995. The increase in these expenses in 1996 is due to increases in depreciation, materials, and labor, as the Company produces the acellular pertussis vaccine for European distribution and prepares for regulatory approval of Certiva[TRADEMARK] in the United States. The increase in labor cost is attributable primarily to an increase in number of employees. In addition, facility costs increased in 1996 over 1995 due to the Company's placing in service its expanded production facility and its adjacent support facility.

         Research and development expenses increased to $11.6 million in 1996 from $10.2 million in 1995. The increase in these expenses in 1996 is due primarily to depreciation expenses related to the acquisition of a new manufacturing facility, and to a lesser extent, an increase in clinical testing and related expenses as the number of clinical trials sponsored by the Company increased and as the Company expanded its clinical and regulatory affairs operations. See "Liquidity and Capital Resources" below for a description of acquisition of the new facility.

         General and administrative expenses were $6.8 million in 1996 as compared to $6.7 million in 1995. The increase is primarily due to a greater number of employees and related use of supplies, offset in part by decreased outside consulting expenses.

         In 1996, the Company sold 193,084 shares of its investment the common stock of IVAX Corporation ("IVAX"), which generated proceeds of approximately $5.2 million and a realized gain of $4.2 million. In 1995, the Company sold the remaining 695,936 shares of its investment in BioChem common stock and 156,916 shares of its investment in IVAX common stock, which generated approximately $11.5 and $4.3 million of cash respectively. The realized gain on these sales were $10.9 and $3.5 million respectively.

         Interest and dividend income increased to $2.9 million in 1996 from $804,000 in 1995. This increase is due primarily to higher cash balances as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Liquidity and Capital Resources" below.

         Interest expense in 1996 was $4.1 million due to the issuance of the convertible subordinated notes, and the capital lease obligations for certain equipment in the newly acquired manufacturing facility.

         The factors cited above resulted in a net loss of $19.5 million or $0.63 per share of the Company's Common Stock in 1996 as compared to net loss of $5.0 million or $0.17 per share of the Company's Common Stock in 1995. Without the gains on the sales of investment securities in 1996 and 1995, the net losses per share for 1996 and 1995 would have been $0.77 and $0.65 per share of the Company's Common Stock, respectively. The weighted-average number of common and common equivalent shares outstanding was 30.8 million for 1996 compared to 29.7 million for 1995. The increase in the number of weighted-average shares outstanding for 1996 as compared to 1995 was attributable primarily to the exercises of stock options and the sale of 350,000 shares of the Company's Common Stock to Abbott.

Years Ended December 31, 1995 And 1994
--------------------------------------

         In 1995, the Company recognized $3 million of revenue from Pasteur Merieux-Connaught in connection with the execution of the previously announced memorandum of understanding and from development payments under the clinical development agreement for the Company's meningococcus B vaccine.

         Production expenses were $6.3 million in 1995 compared to $6.2 million in 1994. The 1994 results included a one-time write-off of approximately $1.8 million related to modifications to the Company's production facilities build-out plan. The increase in production expenses in 1995, exclusive of the write-off in 1994, is due to increases in labor, materials and supplies expenses in 1995 as the Company prepared for regulatory approval of its DTaP vaccine in the United States. The increase in labor cost is primarily attributable to an increase in number of employees. In addition, depreciation expense in 1995 was greater than in 1994 due to the Company's placing in service its modified production facility.

         Research and development expenses increased to $10.2 million in 1995 from $5.8 million in 1994. The increase was primarily clinical testing and related expenses and to a lesser extent increased labor and patent and regulatory filing expenses. These increases are the result of expanding the clinical and regulatory affairs operations of the Company.

         General and administrative expenses were $6.7 million in 1995 as compared to $4.5 million in 1994. The increase was primarily due to higher consulting and professional fees as the Company prepared for regulatory approval to market its DTaP vaccine in the United States and, to a lesser extent, increased labor, insurance and travel costs.

         In 1995, the Company sold the remaining 695,936 shares of its investment in BioChem common stock and 156,916 shares of its investment in IVAX common stock, which generated approximately $11.5 and $4.3 million of cash, respectively. The realized gains on the sales were $10.9 and $3.5 million, respectively.

         Interest and dividend income increased to $804,000 in 1995 from $638,000 in 1994. This increase is due primarily to higher interest rates in 1995.

         The factors cited above resulted in a net loss of $5.0 million in 1995 as compared to a net loss of $3.9 million in 1994. The net loss per share of the Company's Common Stock was $0.17 and $0.14 for 1995 and 1994, respectively. Without the $14.4 million gain on the sales of investment securities, the net loss per share for 1995 would have been $0.65. The loss per share in 1994 would have been $0.49 without the write off of $1.8 million related to modification to the Company's production facilities build-out plan and the gain of $11.9 million on the sale of investment securities. The weighted-average number of shares of the Company's Common Stock outstanding was 29.7 million for 1995 compared to
28.8 million for 1994. The increase in weighted-average shares outstanding is attributable primarily to exercises of stock options in 1995.

Liquidity And Capital Resources
-------------------------------

         In May 1996, the Company completed an offering of 6.5% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year. The notes are convertible into shares of the Company's Common Stock, at the initial conversion price of approximately $24.86 per share. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The Company has filed a registration statement registering resales of the notes and the underlying shares of Common Stock.

         The Company spent $9.8 million for operations in the fourth quarter of 1996 and $30.3 million for the year ended 1996. The Company financed its operations and capital expenditures for 1996 from cash, sale of investment securities, proceeds from the offering of its convertible notes, a capital lease, and amounts from marketing, research and development agreements, and product sales. At December 31, 1996, the Company had cash and cash equivalents of approximately $70.9 million and investment securities in an affiliate with a market value of $1.3 million. The investment securities consisted of 125,000 shares of IVAX common stock. The fair market value of these investment securities as of February 28, 1997 was $1.5 million. These investments are volatile and therefore subject to significant fluctuations in value.

         The Company anticipates that cash requirements for operations in the first quarter in 1997 will be between approximately $7 million and $8 million as the Company: expands production for commercial sale in Europe and in anticipation of regulatory approval in the United States; plans for and commences additional clinical trials for its combination vaccines and conjugate vaccines; and operates its newly acquired development and production facility. Thereafter, quarterly cash requirements for operations will depend upon the level of vaccine production, costs in preparing for and the timing of the market introduction of Certiva[TRADEMARK], the level of expenditures for the Company's ongoing research and development program, and the timing of interest payments due on the convertible subordinated notes described above. The foregoing is a forward looking statement. There are no assurances that the Company will meet the projections for cash requirements for operations, that any further regulatory approvals will be received as projected, that the milestones described above will be achieved, or that, if such milestones are obtained, they will contribute materially to the quarterly cash requirements. Failure or significant delays in receiving additional regulatory approvals and meeting required milestones would have a significant adverse effect on the Company's future financial position.

         Total capital expenditures for 1996 were $28.7 million, primarily attributable to the acquisition of a 35,000 square foot manufacturing facility in Beltsville, Maryland. That acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of real estate leases.

         The total acquisition cost for the equipment and leasehold improvements was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation which expires in 2000. The lease will be accounted for as a capital lease for financial reporting purposes, with monthly payments of approximately $179,000. In addition, the Company has assumed the real estate leases underlying the facility, which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, the Company has a buyout option at the end of the third year for a predetermined amount, and an option at the end of the fourth year at the greater of the fair market value of the equipment or a predetermined amount. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth and certain other financial ratios. The Company would be required to post an irrevocable letter of credit for predetermined amounts at such time as the Company is not in compliance with any of these financial covenants.

         Total projected capital expenditures for the first quarter of 1997 are expected to be approximately $1.5 million. Thereafter, capital expenditures, exclusive of any future real estate acquisition or build-out plans, could fluctuate based upon a number of factors including: the Company's ability to meet demand for its licensed products from its existing facilities; the Company's ability to produce sufficient quantities of investigational product in its existing facilities; and unanticipated costs to replace or repair existing equipment and systems in order to keep the manufacturing and development facilities operational or in compliance with regulatory requirements. The Company continues to evaluate its need to build-out, lease or acquire additional research, development, production and other facilities to accommodate the Company's expanding vaccine development program. The Company has no present agreements, commitments or understandings in respect of any additional facilities and the total capital expenditures for such a project will vary substantially depending upon a number of factors including, among other things, the size of such a facility, the equipment and systems requirements for the facility, location, zoning and other government restrictions.

         Cash requirements for operations and capital expenditures for 1997 will be financed through a combination of: cash and cash equivalents; revenues from product sales and fees and payments from license, collaboration, marketing, distribution and/or development agreements; the exercise of stock options; the sale of debt and/or equity securities; mortgage financing; and equipment leases. The Company believes that it has adequate cash resources to meet its 1997 funding requirements although there are no assurances in this regard. While failure or significant delays in receiving additional regulatory approvals and meeting required milestones would have a significant adverse effect on the Company's future operating results and future financial position, the Company believes that in such event it could manage and reduce cash requirements for operations, although there are no assurances in this regard. This paragraph contains forward looking statements and the factors affecting the ability of the Company to meets its funding requirements and manage its cash resources include, among other things, the magnitude and timing of product sales; the magnitude and timing of any fees and payments from license, marketing, and/or development agreements; and the magnitude of fixed costs.

Outlook
-------

         The Company recognized an operating loss of $199,000 in the fourth quarter of 1996 based on revenues of $9.8 million principally from up-front and milestone payments from marketing and development agreements. The Company anticipates that the 1997 quarterly operating results may fluctuate significantly based upon a number of factors including, among other things: the magnitude of product sales for distribution in Europe; the timing of FDA approval for, and the commercial introduction of, Certiva[TRADEMARK]; the ability of the Company and its distributors to effectively market and sell products in their respective territories; the sales prices established for products by the Company and its distributors; compensation expense associated with stock-based compensation plans; the efficiency of production; the timing of the payments under license, collaboration, marketing, distribution and/or development agreements with third parties; the ability of the Company to manufacture and deliver products in accordance with customer orders; the timing and costs associated with clinical trials and post-licensure testing of the Company's products; the timing and amount of funding that may be received under any additional license, collaboration, marketing, distribution and/or development agreements with third parties; and the timing of and amount of proceeds from the sale of additional investment securities. This is a forward looking statement and the factors affecting its outcome are described herein as well as in the first paragraph of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         There are no assurances that the Company will meet the operating results projected, that any further regulatory approvals will be received, that any milestones will be achieved, or if achieved, that milestone payments will contribute materially to the quarterly operating results of the Company.

         PRODUCT SALES. During 1996, the government of Sweden granted marketing authorization for the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine and the government of Denmark granted marketing authorization for the Company's acellular pertussis vaccine formulated as a combined DTaP-IPV vaccine. SSI is responsible for marketing and distributing these products in SSI's Territory. In addition, during the fourth quarter of 1996, the Company executed a supply and distribution agreement with Chiron Behring ("Behring") covering the Company's DTaP and DTaP-IPV vaccines for Germany and Austria ("Behring's Territory").

         The Company therefore anticipates revenues during 1997 from the continued sale of its acellular pertussis component to SSI for its sale of the DTaP and the DTaP-IPV vaccines in SSI's Territory. Any additional product approvals granted to SSI could lead to increased revenues from the sale of the Company's acellular pertussis vaccine. Additional revenues may be forthcoming from sale of the DTaP and/or DTaP-IPV vaccines to Behring in anticipation of or following regulatory approval for one or both of these products in the Behring Territory. There are no assurances that further product approvals will be obtained in these territories during 1997 or at all, or that once obtained SSI or Behring will be effective in the marketing and distribution of the products. The Company does not control the marketing and distribution efforts of SSI or Behring in their respective territories and, therefore, the Company's revenues for product sales in those territories are dependent upon the effectiveness of these parties' sales, marketing and distribution efforts.

         As described above, during 1996, the Company and Abbott signed an agreement under which Abbott would market Certiva[TRADEMARK] and certain combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market these products to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). The Company filed a product license application for Certiva[TRADEMARK] with the FDA in September 1995 and FDA approval is pending.

         The Company therefore anticipates revenues during 1997 from the sale of Certiva[TRADEMARK] in the United States to state governments and the CDC, and to Abbott for resale to private physicians and the managed care market. If the product is launched successfully in the United States by the Company and Abbott, revenues from operations and the prospects for profitability would significantly increase. There can be no assurance that the FDA's approval will be obtained or that, once obtained, the Company and/or Abbott will be effective in marketing and distributing the product. The principal factors affecting the approval of Certiva[TRADEMARK] and its timing are believed to be the sufficiency of the clinical trials' design, the quality of the clinical data submitted to the FDA, and the adequacy of the manufacturing facilities and operations for the product, among other things. The factors affecting successful commercial launch of Certiva[TRADEMARK] in the United States include, among others: successfully participating in established purchasing programs of Federal and state governments; establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the vaccine; distinguishing the Company's product from that of its competitors; establishing the Company as an effective and reliable supplier of vaccines; and establishing effective distribution channels. In 1996 and 1997, three competitors announced that their respective DTaP vaccines were approved by the FDA for use in infants and children. One of those competitors also announced that the FDA licensed a vaccine that combines by reconstitution that company's HIB vaccine with its DTaP vaccine for administration at 15-18 months of age and that it continues to seek FDA approval for administration at two, four and six months of age. In addition, several competitors' DTaP vaccines and certain combination vaccines have been licensed for sale outside of the United States. Accordingly, there can be no assurance that the Company and its distributors will attain sufficient market share for the Company's products at satisfactory sales price levels.

         Approval of Certiva[TRADEMARK] for commercial introduction requires that the FDA issue a license for the product and a license for the production facilities. Production of vaccines is a highly complex, biological process which involves many steps commencing from seed culture through final production. The production process could fail at any point resulting in the failure and inability to meet production requirements. From time to time, the Company experiences disruptions and production failures, and there are no assurances that the steps taken by the Company to address such failures will be effective or that such failures will not continue in the future or affect the Company's ability to obtain regulatory approval for its products or the timing of such approval or affect the Company's ability to produce vaccines. Moreover, there are no assurances that the Company will be able to successfully establish and maintain consistent manufacture and continuous commercial production of its vaccines in sufficient quantity and quality or that it will be capable of producing a competitively priced product for commercial sale. The foregoing paragraphs contain only a partial description of the factors affecting the Company's business prospects and risk factors affecting future operations. Reference is made to the Company's filings with the Securities and Exchange Commission for a more complete description of the risks and uncertainties affecting the Company and its business.

         RESEARCH & DEVELOPMENT, LICENSING AND MARKETING AGREEMENTS. In December 1995, the Company signed a clinical development agreement and license agreement with Pasteur Merieux-Connaught under which the parties agreed to jointly develop its new conjugate vaccine against meningococcus B infection for both adults and pediatric indications. In 1996 and 1995, the Company recognized revenue from Pasteur Merieux-Connaught under this collaboration. Future fees and funding would be made upon achievement of development, clinical and regulatory milestones. Total remaining fees and payments to the Company upon achievement of all clinical and regulatory milestones amount to $45 million. The first milestone is the satisfactory completion of a pre-clinical study. In addition, the license agreement must be ratified by the National Research Council of Canada ("NRC"). Successful completion of the milestone and ratification of the license by the NRC would trigger a payment from Pasteur Merieux-Connaught. The time it may take to achieve future milestones cannot be predicted accurately and there are no assurances that any milestone will be met during 1997 or at all or that the NRC will ratify the license agreement. In addition, Pasteur Merieux-Connaught may terminate these agreements in its sole discretion at any time.

         Under the marketing and distribution agreement with Abbott, the Company will receive during 1997 clinical development payments aggregating $7 million on dates certain and milestone payments upon achievement of prescribed clinical and regulatory events. The first milestone relates to FDA approval of Certiva[TRADEMARK] provided certain other conditions are satisfied. Total remaining payments by Abbott to the Company under the agreements, inclusive of payments expected during 1997, amount to $29 million. In addition, the Company will receive revenues from Abbott as it purchases Certiva[TRADEMARK] and the combination vaccine products for resale to the private pediatric market. There are no assurances that the milestones will be met, that the quantities of Abbott's purchases of Certiva[TRADEMARK] will be significant or as to the timing of such purchases, or that Abbott will not exercise its right to terminate this arrangement at any time with advance notice.

         During 1997, the Company anticipates that license fees, clinical development funding and milestone payments under its existing agreements will range from $7 million to approximately $19 million. This is a forward looking statement and the factors that affect the timing of the license fee and milestone payments are in large measure outside of the control of the Company. The revenue recognized by the Company from clinical development payments received from Abbott will be equal to the Company's expenditures in the clinical development program for Certiva[TRADEMARK] and the combination vaccines up to a specified amount. Accordingly, such revenues are likely to fluctuate from quarter to quarter and would have no effect on net operating results. The factors that affect the timing of these expenditures, and therefore the revenues to be recognized therefrom, are subject to uncertainties related to clinical trials and the regulatory approval process. There are no assurances that the clinical development funding from Abbott will be sufficient to fund all of the Company's expenditures in the clinical development program for Certiva[TRADEMARK] and the combination vaccines.

         The Company is considering the advisability of executing further distribution agreements for certain markets throughout the world. The Company also intends to collaborate in the development of selected vaccine products and may enter into additional collaborative development agreements similar in nature to that which was signed with Pasteur Merieux-Connaught, as described above. In addition, the Company is in various stages of discussions with third parties regarding various business arrangements including licensing, joint venture, acquisition, and other business agreements, some of which possibly may be concluded in the near term. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any such agreement will be significant.

Tax And Other Matters
---------------------

         At December 31, 1996, the Company and its subsidiaries had income tax loss carryforwards of approximately $9.9 million to offset future Canadian source income and approximately $55.5 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

         If more than a certain percentage of the Company's assets or income become passive, the Company will be classified for U.S. tax purposes as a passive foreign investment company ("PFIC"), and a U.S. taxpayer may be subject to an additional Federal income tax on receiving certain dividends from the Company or selling the Company's Common Stock.

         The Company has not been classified as a PFIC to date, and during 1997, the Company intends to, and believes that it can, generate sufficient other income to avoid being classified as a PFIC.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

         The Financial Statements and accompanying Notes thereto, the Accountants' Report, required Supplementary Data, and certain other financial information are set forth on pages 56 to 82 of this Annual Report immediately following. The table of contents to the Financial Statements and accompanying Notes appears on page 84 of this Annual Report.

                    Report of Independent Public Accountants


To North American Vaccine, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of North American Vaccine, Inc. (a Canadian corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Vaccine, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             /s/ Arthur Andersen LLP


Washington, D.C.
February 14, 1997

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                             December 31,
                                                         1996           1995
                                                      ---------      ----------
ASSETS
Current assets:
  Cash and cash equivalents                            $  70,881     $  10,443
  Accounts receivable                                      4,166         2,000
  Inventory                                                1,782           496
  Prepaid expenses and other current assets                  533           571
                                                       ---------     ---------
          Total current assets                            77,362        13,510

Property, plant and equipment, net                        40,629        18,121
Investment in affiliate, at market                         1,281         9,065
Deferred financing costs, net                              3,184             -
Other assets                                                 506           553
                                                       ---------     ---------
     Total assets                                      $ 122,962     $  41,249
                                                       =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   1,912     $   3,550
  Deferred revenue                                         3,000             -
  Obligation under capital lease,
      current portion                                      1,496             -
  Other current liabilities                                4,540         4,296
                                                       ---------     ---------
         Total current liabilities                        10,948         7,846

6.50% Convertible subordinated notes                      86,250             -
Obligation under capital lease, net of
     current portion                                       5,871             -
Deferred rent credit, net of current portion                 114           205
                                                       ---------     ---------
     Total liabilities                                   103,183         8,051

Commitments and contingencies

Shareholders' equity:
 Preferred  stock,  no  par  value;   unlimited
     shares  authorized-Series  A, convertible;
     issued and outstanding 2,000,000 shares;
     entitled to Can $2.50 per share in liquidation        6,538         6,538
 Common stock, no par value; unlimited shares
     authorized; issued
     31,406,999 shares at December 31, 1996 and
     30,186,711 shares at December 31, 1995               71,357        58,474
 Unrealized investment holding gain                          653         7,466
 Accumulated deficit                                     (58,769)      (39,280)
                                                       ---------      --------
         Total shareholders' equity                       19,779        33,198
                                                       ---------      --------

     Total liabilities and shareholders' equity        $ 122,962      $ 41,249
                                                       =========      ========

The accompanying notes are an integral part of these consolidated financial statements.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                            Years ended December 31,
                                                          1996         1995        1994
                                                        ---------   ---------   ----------
Revenues
   Marketing, research and development agreements       $  9,656    $  3,000    $     -
   Product sales                                             892           -          -
                                                        --------    --------    --------
Total revenues                                            10,548       3,000          -
                                                        --------    --------    --------

Operating expenses:
   Production                                             14,764       6,317       6,188
   Research and development                               11,594      10,206       5,763
   General and administrative                              6,753       6,696       4,543
                                                        --------    --------    --------
         Total operating expenses                         33,111      23,219      16,494
                                                        --------    --------    --------

Operating loss                                           (22,563)    (20,219)    (16,494)

Other income (expenses):
   Gain on sale of investments in affiliates               4,228      14,429      11,929
   Interest and dividend income                            2,934         804         638
   Interest expense                                       (4,088)          -           -
                                                        --------    --------    --------
Net loss                                                $(19,489)   $ (4,986)   $ (3,927)
                                                        ========    ========    ========

Net loss per share                                      $  (0.63)   $  (0.17)   $  (0.14)

Weighted-average number of common shares
  outstanding                                             30,764      29,745      28,785









The accompanying notes are an integral part of these condensed consolidated financial statements.




NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)




                                          Series A
                                        Convertible                       Unrealized
                                      Preferred Stock      Common Stock    Investment                    Total
                                     ------------------  ----------------   Holding    Accumulated    Shareholders'
                                     Shares     Amount   Shares    Amount    Gains       Deficit        Equity
                                    -------    -------   ------   -------  ----------  ------------  -------------

Balance, December 31, 1993           2,000      $6,538   27,732   $51,958   $33,165      $(30,367)      $61,294

Exercises of stock options               -           -    1,512     4,861         -             -         4,861
Shares issued under
  401(k) plan                            -           -        9       103         -             -           103
Realized investment holding gains        -           -        -         -   (11,929)            -       (11,929)
Decrease in market value
  of investments                         -           -        -         -    (6,474)            -        (6,474)
Net loss                                 -           -        -         -         -        (3,927)       (3,927)
                                   -------      ------   ------   -------    ------     ---------       -------
Balance, December 31, 1994           2,000       6,538   29,253    56,922    14,762       (34,294)       43,928

Exercises of stock options               -           -      920     1,424         -             -         1,424
Shares issued under
  401(k) plan                            -           -       14       128         -             -           128
Realized investment holding gains        -           -        -         -   (14,429)            -       (14,429)
Increase in market value
  of investment                          -           -        -         -     7,133             -         7,133
Net loss                                 -           -        -         -         -        (4,986)       (4,986)
                                   -------      ------   ------   -------    ------     ---------       -------
Balance, December 31, 1995           2,000       6,538   30,187    58,474     7,466       (39,280)       33,198

Exercises of stock options               -           -      859     6,356         -             -         6,356
Issuance of common stock                 -           -      350     6,344         -             -         6,344
Shares issued under
  401(k) plan                            -           -       11       183         -             -           183
Realized investment holding gains        -           -        -         -    (4,228)            -        (4,228)
Decrease in market value
  of investment                          -           -        -         -    (2,585)            -        (2,585)
Net loss                                 -           -        -         -         -       (19,489)      (19,489)
                                   -------      ------   ------   -------   -------      --------       -------
Balance, December 31, 1996           2,000      $6,538   31,407   $71,357   $   653      $(58,769)      $19,779
                                   =======      ======   ======   =======   =======      ========       =======







The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                             Years ended December 31,
                                                          1996         1995        1994
                                                        ---------   ---------   ----------
Cash flows from operating activities:
    Net loss                                            $(19,489)    $ (4,986)    $ (3,927)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Gain on sale of investments in affiliates          (4,228)     (14,429)     (11,929)
       Gain on disposal of equipment                         (12)           -            -
       Write-off of property and equipment                     -           27        1,806
       Depreciation and amortization                       6,154        2,223        2,206
       Amortization of deferred financing costs              335            -            -
       Contribution of common stock to 401(k) plan           183          128          103
       Decrease (increase) in other assets                    47         (248)        (205)
       Decrease in deferred rent                             (81)         (75)         (65)
       Cash flows (used in) provided by other
       working capital items                              (1,818)         (56)       3,442
                                                         --------    --------     --------

          Net cash used in operating activities          (18,909)     (17,416)      (8,569)
                                                         --------    --------     --------

Cash flows from investing activities:
    Capital expenditures                                 (21,012)     (10,279)      (6,377)
    Proceeds from sale of investments in affiliates        5,199       15,792       13,841
    Proceeds from sale of equipment                           27            -            -
                                                        --------     --------     --------
          Net cash (used in) provided by
          investing activities                           (15,786)       5,513        7,464
                                                        --------     --------     --------

Cash flows from financing activities:
    Proceeds from issuance of convertible notes           86,250            -            -
    Deferred financing costs of convertible notes         (3,519)           -            -
    Repayment of lease obligation                           (298)           -            -
    Proceeds from exercises of stock options               6,356        1,424        4,861
    Proceeds from issuance of common stock                 6,344            -            -
                                                        --------     --------     --------
          Net cash provided by financing activities       95,133        1,424        4,861
                                                        --------     --------     --------

Net increase (decrease) in cash and cash equivalents      60,438      (10,479)       3,756
Cash and cash equivalents, beginning of period            10,443       20,922       17,166
                                                        --------     --------     --------
Cash and cash equivalents, end of period                $ 70,881     $ 10,443     $ 20,922
                                                        ========     ========     ========












The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

                                                              Years ended December 31,
                                                           1996         1995        1994
                                                        ---------    ---------   ---------
Cash Flows Provided By Other Working Capital Items:

    Decrease (increase) in :
       Accounts receivable                              $ (2,166)      $(2,000)    $   340
       Accounts receivable from affiliate                      -            81          53
       Inventory                                          (1,286)         (347)        (93)
       Prepaid expenses and other current assets              38          (264)       (108)

    Increase (decrease) in :
       Accounts payable                                   (1,638)          404       2,990
       Deferred revenue and other current
          liabilities                                      3,234         2,070         260
                                                        --------       -------     -------
    Net cash provided by (used in) other working
       capital items                                    $ (1,818)      $   (56)    $ 3,442
                                                        ========       =======     =======

Supplemental Disclosure of Cash Flow Information

Cash paid for interest                                  $  2,758       $     -     $     -
                                                        ========       =======     =======
Equipment acquired through capital lease                $  7,665       $     -     $     -
                                                        ========       =======     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.


                  NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

         North American Vaccine, Inc. and Subsidiaries (the "Company") is engaged in the research, development and production of vaccines for the prevention of infectious diseases in children and adults.

         The Company was incorporated in Canada on August 31, 1989 to consolidate the assets, liabilities and operations of American Vaccine Corporation ("American Vaccine"), and certain assets and vaccine-related technologies of BioChem Pharma Inc. ("BioChem"), in a share purchase and merger transaction (the "Merger"). On February 28, 1990, the shareholders of American Vaccine approved the Merger. Prior to February 28, 1990, the Company had no operations.

         Pursuant to the Merger, shareholders of American Vaccine exchanged their shares for 50 percent ownership of the Company. Simultaneously, BioChem purchased a 50 percent interest in the Company for cash, shares of BioChem common stock, and certain rights in BioChem's vaccine-related technologies. The net assets of American Vaccine, common stock of BioChem, and the rights in vaccine-related technologies transferred by BioChem were carried forward to the Company at their previously recorded amounts as reflected in the historical financial statements of BioChem and American Vaccine.

(2)  RISK FACTORS

         The Company has incurred substantial losses in the development of its technologies. The Company has generated only limited revenue from the sale of its acellular pertussis vaccine and marketing, research and development agreements. Prior to commercial introduction, the Company's DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis (whooping cough) must be approved by the U.S. Food and Drug Administration ("FDA") for sales in the United States and by similar authorities for sales in other countries. The DTaP vaccine was approved for sale in Sweden in February 1996, and the DTaP-IPV (polio) vaccine was approved for sale in Denmark in the third quarter of 1996. The DTaP vaccine is currently being considered for approval for sale in the United States by the FDA. There can be no assurance as to when or whether the Company will receive such approval, or that any such approval will not be subject to additional testing requirements. The commercial introduction of the Company's DTaP vaccine will require the Company to manufacture and produce large quantities of vaccine in its manufacturing facility, which was modified for increased production in 1995. The Company has limited experience manufacturing commercial quantities of vaccines and operating its manufacturing facility. Accordingly, there can be no assurance that the production process will not fail or become subject to substantial disruptions. To successfully introduce and commercialize its DTaP vaccine, the Company will be required to implement successfully its sales and marketing strategy that will enable it to, among other things, participate in established purchasing programs of Federal and State governments, establish an identity and reputation for the Company and its products, create an awareness among pediatricians of the safety and efficacy of the vaccine, distinguish the Company's product from that of its competitors, and establish effective distribution channels. In October 1996, the Company and Abbott Laboratories ("Abbott") signed an agreement for Abbott to market the Company's DTaP vaccine and certain combination vaccines in the United States to the private physician and managed care markets upon approval by the FDA, with the Company marketing those products to governmental purchasers. There can be no assurance that the Company or Abbott will successfully implement its sales and marketing strategy. In attempting to do so, the Company believes there will be intense competition from other vaccine producers. There can be no assurance that the Company will produce a commercially viable product, attain sufficient market share, or distinguish its vaccine product from that of its competitors.

         Currently, the Company's prospects for becoming profitable are substantially dependent upon the successful commercialization of the DTaP vaccine, as well as the successful development and commercialization of other vaccines under development. There can be no assurance that the Company will be able to successfully market its vaccine products at levels sufficient to generate profits.

         The production of vaccines is a highly complex, biological process involving many steps, commencing from seed culture through final production. The production process could fail at any point resulting in the failure and continued inability to meet production requirements. No assurance can be given that the Company will be successful in establishing and maintaining the commercial production of its vaccines or that it will be capable of producing a competitively priced product.

         The Company produces the pertussis component of the DTaP vaccine and it has purchased, and intends to continue to purchase, its requirements of the diphtheria and tetanus toxoids and enhanced inactivated polio vaccine ("IPV") from Statens Seruminstitut ("SSI"), an enterprise owned by the government of Denmark. There can be no assurances that SSI will be able to meet the Company's requirements or that SSI will not experience difficulties or disruptions in its production of diphtheria and tetanus toxoids and IPV. Certain of the Company's production processes require raw materials from sole sources or materials that are difficult for suppliers to produce and certify for the Company's specifications. The Company also may experience temporary or permanent shortages of critical raw materials necessary for continued production of its vaccines. Any shortage of these materials could delay production efforts, adversely impact production costs and yields, or necessitate the use of substitute materials, any of which could have a significant adverse impact on the Company's operations. In addition, the Company has contracted with third parties for the sterile fill, labeling, and packaging of its vaccine products until the Company obtains its own facilities to perform these operations. Failure of any such contractor to meet the Company's requirements may involve costly delays and significant expense, and would require additional regulatory approval as the Company seeks alternative arrangements.

         The vaccine industry is subject to significant technological changes and many of the Company's competitors have substantially greater financial and technical resources, and production, marketing, research and development and regulatory capabilities, than the Company. In addition, the Company is in the process of establishing a marketing and sales organization for its products.

         Under existing government vaccine programs, the manufacturers submit contract bids under which they would sell vaccines to Federal and State governments for vaccination of qualified individuals under Federal and State sponsored vaccination programs. In addition, State governments are permitted to purchase vaccines directly from the manufacturers at the same prices.
Historically, government purchases under existing government programs have represented a significant portion of the pediatric vaccine doses distributed in the United States and have been at prices substantially below those offered to the private sector. From time to time, legislative and regulatory initiatives are proposed that, if adopted, could significantly modify government vaccine programs by, among other things, restricting the federal government's purchasing authority or substantially reducing the funding available for government vaccine purchases. The Company is unable to predict which legislative initiative, if any, will ultimately be enacted or the effect any such initiative may ultimately have on the Company's business or results of future operations.

         The Company believes that patent protection will be an important factor in its success and may require the expenditure of substantial resources. No assurance can be given as to the degree and range of protection any patents will afford the Company, that patents will be issued to the Company, or as to the extent to which the Company will be successful in avoiding or securing commercially reasonable licenses under patents granted to others. There has been, and the Company believes that there may be in the future, significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume substantial resources.

         Although the Company has limited product liability insurance coverage, it may seek additional insurance coverage as it commences commercialization of its DTaP vaccine. There can be no assurance that adequate additional insurance coverage will be available at acceptable costs, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

(3)  SIGNIFICANT ACCOUNTING POLICIES

         (a) BASIS OF ACCOUNTING AND CURRENCY. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and are denominated in U.S. dollars, because the Company conducts the majority of its transactions in this currency. The application of Canadian GAAP would not result in material adjustments to the accompanying financial statements, except for the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, as discussed in Note 6. The effect of foreign currency translation has been immaterial.

         (b) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of North American Vaccine, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         (c) PERVASIVENESS OF ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

         (d) CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of commercial paper and U.S. Treasury Bills.

         (e) INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Inventories consist of the following (in thousands):

                                         1996             1995
                                         ----             ----

               Raw Materials           $1,518           $  496
               Work-in-process            162                -
               Finished goods             102                -
                                      -------           ------
                                       $1,782           $  496
                                       ======           ======

         (f) REVENUE RECOGNITION. Nonrefundable fees or milestone payments in connection with research and development or collaborative agreements are recognized when they are earned in accordance with the applicable performance requirements and contract terms. Revenue from product sales is recognized when all significant risks of ownership have been transferred, the amount of the selling price is fixed and determinable, all significant related acts of performance have been completed, and no other significant uncertainties exist. In most cases, these criteria are met when the goods are shipped.

         (g) RESEARCH AND DEVELOPMENT COSTS. The Company expenses all research and development costs as incurred. Under Canadian GAAP, certain development costs should be deferred to future periods if certain criteria are met. No costs have been capitalized for Canadian GAAP purposes because the Company believes that the applicable deferral criteria have not been met.

         (h) DEPRECIATION AND AMORTIZATION. Depreciation of property, plant and equipment, with the exception of leasehold improvements and an owned facility, is provided using an accelerated method over the estimated useful lives of the assets. The estimated useful lives are generally five to seven years for machinery, equipment and laboratory fixtures. Leasehold improvements are amortized over the term of the lease. The Company's owned facility is depreciated on a straight line basis over twenty years.

         (i) DEFERRED FINANCING COSTS. Deferred financing costs represent fees and other costs incurred in connection with the issuance of the 6.5% convertible notes. These costs are amortized over the term of the related debt using the effective interest rate method. Total accumulated amortization through December 31, 1996 is $335,000.

         (j)  INCOME  TAXES.  The  Company  computes   deferred  tax  assets  or
liabilities based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rate.

         (k) NET LOSS PER COMMON SHARE. Net loss per common share is based upon the weighted-average number of common shares outstanding during each period. The effect of outstanding convertible preferred stock, convertible notes and options on net loss per share is not included because it would be antidilutive.

         (l) RECLASSIFICATIONS. Certain items in the prior year's consolidated financial statements have been reclassified to conform with the presentation used in the 1996 financial statements.

(4)  PRODUCTION, DEVELOPMENT, AND MARKETING CONTRACTS

         (a) AGREEMENTS WITH PASTEUR MERIEUX-CONNAUGHT. In the December 1995 clinical development agreement and license agreements with Pasteur
Merieux-Connaught,  the  parties  agreed to jointly  develop the  Company's  new conjugate vaccine against meningococcus B for both adult and pediatric indications. The Company recognized $3 million and $4 million of research and development revenue for non-refundable payments made by Pasteur Merieux-Connaught in 1995 and 1996, respectively, in connection with the clinical development agreement. Further fees and funding will be made upon achievement of development, clinical and regulatory milestones. In addition, the Company will receive royalties on any product sales by Pasteur Merieux-Connaught.

         Under the clinical development agreement, the parties will jointly develop the vaccine through Phase II clinical trials, and each party will have access to and the right to use the clinical trial results. Pasteur Merieux-Connaught will be responsible for all costs associated with the clinical development of the meningococcus B vaccine through the completion of Phase II clinical trials.

         In order to become operational the license agreement must be ratified by the National Research Council of Canada and the results of a pre-clinical study must be deemed satisfactory. After the license agreement becomes operational, Pasteur Merieux-Connaught will hold co-exclusive world-wide rights to manufacture and sell the meningococcus B vaccine both as a stand-alone product and in combination with other vaccines. The Company will retain co-exclusive world-wide rights to manufacture and sell the meningococcus B vaccine both as a stand-alone product and in combination with other vaccines. Pasteur Merieux-Connaught may elect to terminate the agreements at any time.

         (b) AGREEMENT WITH ABBOTT LABORATORIES. In the fourth quarter of 1996, the Company and Abbott signed an agreement under which Abbott would market Certiva(TRADEMARK), the Company's DTaP vaccine, when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP- IPV and DTaP-IPV-HIB combination vaccines which are under development.

         Abbott  will  market  Certiva(TRADEMARK)  and  combination  vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva(TRADEMARK) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention.

         On execution of the agreement, the Company received $13 million of which approximately $6.3 million represented payment for 350,000 shares of the Company's common stock, and the balance represented a marketing fee and clinical development funding. Amounts received for clinical development to be expended in the future by the Company have been deferred. The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott will provide the Company with clinical development funding. In addition, the Company will receive payments upon achievement of prescribed milestones. The agreement provides for total payments of up to $42 million by Abbott, including the $13 million received upon execution. The first milestone relates to FDA approval of Certiva(TRADEMARK) provided certain other conditions are satisfied. In addition, the Company will receive revenues from Abbott as it purchases Certiva(TRADEMARK) and the combination vaccine products for resale to the private pediatric market.

         (c) AGREEMENT WITH CHIRON BEHRING GMBH & CO. In the fourth quarter of 1996, the Company and Chiron Behring GmbH & Co. ("Chiron Behring") signed a definitive agreement under which Chiron Behring would market the Company's DTaP vaccine. The marketing agreement will also allow Chiron Behring to market the Company's combination DTaP-IPV vaccine. Under terms of the agreement, Chiron

Behring will market the DTaP and DTaP-IPV vaccines in Germany and Austria following appropriate regulatory approval. The agreement provides for an up-front nonrefundable payment and future milestone payments. In addition, the Company will receive revenues as it sells the vaccine products to Chiron Behring for resale in its territory.

         (d) PRODUCT SALES. In February 1996, the Swedish Medical Products Agency granted regulatory approval to market a combined DTaP vaccine that contains the Company's acellular pertussis vaccine for all primary and booster doses. In September 1996, the Danish National Board of Health granted regulatory approval to market a combined DTaP-IPV (polio) vaccine, which includes the Company's acellular pertussis vaccine, for all primary and booster doses for infants and children in Denmark. SSI markets the DTaP vaccine in Sweden, and the DTaP-IPV vaccine in Denmark, and has indicated that it will file additional applications for the acellular pertussis vaccine, both alone and in combination with other antigens, in other countries within its territory. There can be no assurance given that SSI will file such additional applications or that, if filed, such applications will be approved by the appropriate regulatory authorities.

         Following the regulatory approvals described above, the Company has recognized revenues from sale of its acellular pertussis vaccine. Additional revenues from such product sales are dependent upon successful commercialization of the DTaP vaccine in Sweden and the DTaP-IPV vaccine in Denmark and additional product approvals of acellular pertussis products in other countries. The Company does not control the marketing and distribution efforts of third party distributors in their respective territories and, therefore, the Company's revenues for product sales in those territories are dependent upon effective sales, marketing and distribution efforts of such parties. There are no assurances if or when further product approvals will be obtained, or that the vaccines will be marketed and distributed effectively.

(5)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment were recorded at cost and consisted of the following components:


                                                             As Of December 31,
                                                             ------------------
                                                             1996          1995
                                                             ----          ----
                                                              (in thousands)

    Property, plant and equipment:
      Land                                                $   498       $   498
      Building and improvements                             2,407         2,014
      Machinery, equipment and laboratory fixtures         41,405        17,764
      Leasehold improvements                                8,567         6,122
      Office furniture, equipment and software              3,488         1,373
                                                          -------       -------
                                                           56,365        27,771

    Accumulated depreciation and amortization:
      Building and improvements                               129            22
      Machinery, equipment and laboratory fixtures         10,728         5,847
      Leasehold improvements                                3,537         2,818
      Office furniture, equipment and software              1,342           963
                                                          -------       -------
                                                           15,736         9,650
                                                          -------       -------
    Property, plant and equipment, net                    $40,629       $18,121
                                                          =======       =======


         In 1994, the Company began modifications to its production facility that were completed in 1995. In the third quarter of 1994, the Company recognized a non-cash expense of approximately $1.8 million associated with these modifications to its production facilities build-out plan. This expense represents a write-off of property and equipment, previously capitalized leasehold improvements and design costs. The original cost and accumulated depreciation of the property and equipment written-off was approximately $4.9 and $3.1 million, respectively.

         In 1996, the Company entered into an agreement which included the assumption of a lease of a 35,000 square foot manufacturing facility and the purchase and lease of equipment and leasehold improvements. See Note 8 for further description of the transaction.

(6)  INVESTMENTS IN AFFILIATES

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As a result, the Company's investments in its affiliates are reflected at their current market value as of December 31, 1996, and 1995, of $1.3, and $9.1 million, respectively (original cost of $629,000 and $1.6 million, respectively).

         In 1994, the Company sold 1.1 million shares of its investment in BioChem stock (see Note 16). The gross proceeds and the realized gain from the sales were $10.2 and $9.3 million, respectively. The Company also sold 200,000 shares of its investment in IVAX stock. The gross proceeds and the realized gain from the sales were $3.6 and $2.7 million, respectively.

         In 1995, the Company sold the remaining 695,936 shares of its investment in BioChem stock. The gross proceeds and the realized gain from the sales were $11.5 and $10.9 million, respectively. The Company also sold 156,916 shares of its investment in IVAX stock. The gross proceeds and the realized gain from the sales were $4.3 and $3.5 million, respectively.

         In 1996, the Company sold 193,084 shares of its investment in IVAX stock. The gross proceeds and the realized gain from the sales were $5.2 and $4.2 million, respectively. The historical cost of the remaining 125,000 shares of IVAX common stock was $629,000 or $5.03 per share at December 31, 1996.

         The market values of these securities as of December 31, 1996 and 1995, as disclosed on the accompanying consolidated balance sheets, have been determined based on the closing prices for registered securities of IVAX as of those dates. The aggregate market value of the Company's remaining investment in IVAX common stock at February 28, 1997, was approximately $1.5 million. These investment securities are volatile and, therefore, are subject to significant fluctuations in value.

(7)  OTHER CURRENT LIABILITIES

         Other current liabilities consisted of the following components:

                                                         As Of December 31,
                                                        --------------------
                                                        1996            1995
                                                        ----            ----
                                                           (In thousands)

       Payroll and fringe benefits                    $1,114          $   736
       Accrued interest                                  999               --
       Accrued consulting and professional fees          144              767
       Reserve for contract loss                         720              720
       Accrued taxes                                     608              633
       Accrued costs of clinical trials                  421              574
       Other accrued liabilities                         247              471
       Accrued construction costs                        192              310
       Deferred rent credit                               95               85
                                                      ------           ------
              Total other current liabilities         $4,540           $4,296
                                                      ======           ======

(8) COMMITMENTS AND CONTINGENCIES

         (a) OPERATING LEASES. The Company has a lease agreement for its production facility through February 28, 1999. The Company has the option of extending this lease for an additional ten years at the then fair market value. Under the terms of the lease of this facility, the lessor reimbursed the Company for $625,000 of improvements made to the property. This reimbursement has been reflected as a deferred rent credit, which is being amortized over the term of the lease. The lease provides for minimum annual escalations of the base rent. These escalations are recorded as expense ratably over the term of the lease.

         The Company has also leased office space through December 31, 1997, with two three-year renewal options.

         In December 1993, the Company signed a sublease agreement to rent space for a research and development facility through April 30, 1998. In October 1996, the Company signed a sublease agreement to rent additional space adjacent to the existing research and development facility through April 30, 1998.

         In November 1996, the Company assumed a lease to rent 35,000 square feet of space for a development and production facility through February 1, 2001, with two five-year renewal options. The lease provides for minimum annual escalations of the base rent.

         Minimum future lease payments under all leases, exclusive of real estate tax escalations, are as follows:


                  Years Ending
                  December 31,
                  --------------
                  (In Thousands)

                  1997                              $1,514
                  1998                               1,051
                  1999                                 652
                  2000                                 568
                  2001                                  71
                                                    ------
                  Total                             $3,856
                                                    ======


Total rent expense was $898,000; $812,000; and $742,000 in 1996, 1995, and 1994,
respectively.

         (b) CAPITAL LEASE. In connection with the operating lease agreement described above that was entered into in 1996, the Company also entered into an agreement that included the purchase and lease of equipment and leasehold improvements. The total acquisition cost was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million was financed through an equipment lease obligation which expires in 2000. The equipment lease has been accounted for as a capital lease for financial reporting purposes, with monthly payments of approximately $179,000. Total depreciation expense associated with equipment under the capital lease was approximately $715,000 for 1996. Under the terms of the equipment lease, the Company has a buyout option at the end of the third year for a predetermined amount, and an option at the end of the fourth year at the greater of the fair market value of the equipment or a predetermined amount. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth and certain other financial ratios. The Company would be required to post an irrevocable letter of credit for predetermined amounts at such time as the Company is not in compliance with any of these financial covenants. Minimum future lease payments are as follows:


               Years Ending
               December 31,
               ------------
               (In Thousands)

               1997 (includes interest of $646)           $2,142
               1998 (includes interest of $495)            2,142
               1999 (includes interest of $329)            2,142
               2000 (includes interest of $141)            2,552
                                                          ------
                    Total                                  8,978
               Less interest component                    (1,611)
                                                          ------
               Total principal payments                   $7,367
                                                          ======

         (c) CONTINGENCIES. In prior years, the Company was awarded various cost-plus-fixed-fee contracts by the National Institute of Child Health and Human Development ("NICHD"). Performance under these contract was completed in 1993. Provisional payments to the Company under cost-reimbursable contracts are subject to adjustment upon completion of audits of reimbursable costs by the NICHD. In the opinion of management, adjustments, if any, resulting from the audits of the contracts are not expected to have a material adverse impact on the Company's financial position or future results of operations.

         The Company is, and from time to time becomes, involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no material legal proceedings pending against the Company.

(9) CONVERTIBLE SUBORDINATED NOTES

         In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semi-annually on May 1 and November 1 of each year. The notes are convertible into common shares of the Company at the conversion price of approximately $24.86 per common share. The notes are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999, at certain pre-established redemption prices plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in common shares.

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the Company's consolidated balance sheets at December 31, 1996 and 1995, for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments. Management believes the carrying value of the convertible subordinated notes and the capital lease obligation approximates fair value.

(11)  INCOME TAXES

         The operations of the Company are taxed under Canadian income tax laws and the operations of its United States branch are also taxed under United States income tax laws subject to applicable treaty provisions for the avoidance of double taxation. The Company's wholly owned subsidiaries, American Vaccine and AMVAX, Inc., are both taxed under United States income tax laws.

         For income tax reporting purposes in 1995 and 1994, the Company realized a net gain in Canada and a net loss in the United States. In 1996, the Company incurred a loss for income tax reporting purposes in Canada and the United States. The Company had sufficient net operating loss carryforwards to offset the 1995 and 1994 taxable income in Canada. Accordingly, no provision or benefit for United States or Canadian income taxes has been recorded in the accompanying financial statements. The components of the Company's net results from operations for tax reporting purposes are:

                        1996           1995            1994
                        ----           ----            ----
                                    (in thousands)


     United States    $(14,736)      $(11,973)     $ (6,749)
     Canada             (4,753)         6,987         2,822
                      ---------      ---------     ---------
         Total        $(19,489)      $ (4,986)     $ (3,927)
                      =========      =========     =========


The components of the net deferred tax assets consisted of:

                                                      As Of December 31,
                                                 ---------------------------
                                                 1996                  1995
                                               --------              --------
                                                       (in thousands)

    Deferred tax assets:
    Net operating loss carryforwards            $25,314               $23,221
    Accrued intercompany interest                 3,097                 1,923
    Depreciation and amortization                 1,143                   236
    Reserve for contract loss                       278                   278
    Deferred rent                                    81                   112
    Other                                         3,323                 2,293
                                                -------               -------
      Total deferred tax assets                  33,236                28,063

    Deferred tax liabilities:
    Historical accrual to cash difference        (2,235)               (2,980)
    Investments in affiliates                      (433)               (6,250)
    Other                                           (85)                 (136)
                                                --------              --------
      Total deferred tax liability               (2,753)               (9,366)
                                                --------              --------

    Net deferred tax assets before allowance     30,483                18,697
    Less:  Valuation allowance                  (30,483)              (18,697)
                                                -------               -------
    Net deferred tax assets                     $    --               $    --
                                                =======               =======


         The Company has determined that $30.5 million in 1996 and $18.7 million in 1995 of net deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets.

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $65.4 million. Of this consolidated total, approximately $9.9 million of the Company's net operating loss carryforwards are available to offset future Canadian-sourced taxable income, if any. These loss carryforwards expire between 1999 and 2003. Of the remaining balance, American Vaccine and AMVAX had net operating loss carryforwards of approximately $54.6 million and $911,000, respectively, available to offset future United States taxable income, if any. These loss carryforwards expire between 2002 and 2011.

         The net operating loss carryforwards available to be used in any given year may be limited due to significant changes in ownership interests resulting from future stock issuances or other changes in equity interests.

(12)  INDEMNIFICATION AGREEMENT

         In connection with the Merger described in Note 1, certain shareholders of American Vaccine with significant ownership interests were required to file gain recognition agreements with the United States Internal Revenue Service. Under the terms of the gain recognition agreements, these shareholders have agreed to amend their income tax returns for 1990 if the Company disposes of substantially all of the stock or assets of American Vaccine within a ten-year period. With those amended returns, the shareholders will be required to pay tax based on the difference between their basis in American Vaccine stock and the value, at February 28, 1990, of the Company stock received in the Merger, plus interest from the time of the Merger to the disposition of American Vaccine stock or assets by the Company.

         In connection with the Merger, the Company entered into an indemnification agreement with these shareholders of American Vaccine whereby the Company will (i) lend to the affected shareholders, on an interest-free and after-tax basis, an amount equal to the taxes to be paid with the amended tax returns; and (ii) pay to the affected shareholders, on an after-tax basis, any interest and penalties with respect to the taxes to be paid with the amended tax returns. Under the terms of the indemnification agreement, repayment of the loans described above will only be required at the time and to the extent that the affected shareholders receive benefit from the resulting increase in the tax basis of their Company stock. There can be no assurance that any such benefit will be received.

         The ultimate amount of this potential liability, if any, is not presently determinable but will be based on the amount of gain, interest rates in effect during the period, and the length of time between the consummation of the Merger and the event triggering the gain recognition. Based on current interest rates, the Company estimates that, in the event that the gain recognition would have occurred at December 31, 1996, its obligations to the affected shareholders could approximate $15.1 million.

(13)  LICENSE AGREEMENTS

         Certain of the conjugate vaccine-related technologies transferred to the Company by BioChem in connection with the Merger are licensed under two agreements with the National Research Council of Canada (the "NRC"), a Canadian federal governmental agency. Under these license agreements, the Company will be required to pay royalties to the NRC on all sales of such licensed products and related services. Certain minimum annual royalties are payable irrespective of the volume of sales of such products and services. BioChem has agreed to reimburse the Company for 10 percent of these minimum annual royalties. The NRC has the right to terminate the license agreements under certain specified conditions including if it concludes that all reasonable efforts are not being used to develop and commercialize the technologies.

         The Company has a license agreement with the National Technical Information Service (the "NTIS"), an agency of the United States government, to bring the method of preparing the acellular pertussis vaccine to the point of practical application. In return, the NTIS granted an exclusive license to make, have made, use and sell the vaccine following approval of commercial sale by the FDA. Under the agreement, the Company will pay to the NTIS an annual maintenance fee and a royalty based on sales or other similar dispositions of the vaccine. The exclusive rights under this agreement will terminate seven years from the date of the first commercial sale of the vaccine. The Company has acquired a royalty-bearing exclusive license for the use of this patented technology in certain foreign jurisdictions for the full term of the patents.

(14)  SHAREHOLDERS' EQUITY

         (a) PREFERRED STOCK. Preferred shares are nonvoting (other than as required by law) and may be issued in one or more series. Shares of Series A preferred stock are convertible, at the option of the holder, into common stock on the basis of two shares of common stock for each share of preferred stock held. The preferred stock had a liquidation preference of Can. $2.50 per share or U.S. $3.6 million in the aggregate at December 31, 1996. The conversion ratio is subject to adjustment for certain dilutive events.

         (b) 1990 SHARE OPTION PLAN. In 1990, the Company adopted the North American Vaccine, Inc. Share Option Plan (the "1990 Plan"), which, as amended, provided for the issuance of up to 3,650,000 shares of its common stock to officers, directors, employees and consultants. The 1990 Plan, which expired in February 1995, provided that options be granted at no less than market value on the date of grant. In 1996 the Company extended the expiration date for options to purchase 540,000 shares of common stock previously granted under this plan. These options have been accounted for as new grants under the plan. The fair market value of the Company's stock on the new grant date was less than the exercise price of these options. Subsequent to December 31, 1996, the Company extended the expiration date for an option to purchase 150,000 shares of common stock previously granted under this plan, at an exercise price of $11.13. This option will be accounted for as a new option under this plan. The fair market value of the Company's common stock on the new grant date was greater than the exercise price of the options, which will result in compensation expense to the Company in 1997.

         (c) 1995 SHARE OPTION PLAN. In 1995, the Company adopted the North American Vaccine, Inc. 1995 Share Option Plan (the "1995 Plan"), which provides for the issuance of up to 1,000,000 shares of its common stock to officers, directors, employees and consultants. The 1995 Plan, which expires in March 2000, provides that options be granted at no less than market value on the date of the grant and may have a term of up to 10 years.

         The following table summarizes option activity outside of any formal stock option plan and under both the 1990 Plan and the 1995 Plan for the period from December 31, 1993, through December 31, 1996:


                                             NUMBER OF SHARES
                                 ------------------------------------
                                 1990 Plan     1995 Plan     Non-Plan      Exercise      Wtg.Avg.
                                  Options       Options       Options       Price       Exer.price
                                  -------       -------       -------       -----       ----------

Balance at December 31, 1993      2,218,294          --      1,610,788   $ 1.19-12.88     $ 6.30

Granted                             150,000          --             --     9.88-13.63      12.38
Exercised                          (149,536)         --     (1,252,350)    1.19-12.88       3.38
Expired or canceled                (100,203)         --             --     9.00-12.88      10.74
                                 ----------     ---------   ----------   ------------     ------
Balance at December 31, 1994      2,118,555          --        358,438     1.19-13.63       8.15

Granted                             172,500       505,000           --     9.13-14.13      12.44
Exercised                          (487,688)         --        (11,562)    1.19- 2.00       1.84
Expired or canceled                (156,467)         --             --     1.81-12.88      11.83
                                 ----------     ---------   ----------     -----------    ------
Balance at December 31, 1995      1,646,900       505,000      346,876     1.56-14.13      10.34

Granted                             540,000        18,500           --    12.88-21.50      13.16
Exercised                          (428,231)           --     (231,252)    1.56-12.88       7.08
Expired or canceled                (558,987)      (24,000)          --     9.13-13.88      12.82
                                 ----------     ---------   ----------   ------------     ------
Balance at December 31, 1996      1,199,682       499,500      115,624   $ 2.92-21.50     $11.59
                                 ==========     =========   ==========   ============     ======


         At December 31, 1996, under the 1990 Plan, options to purchase an aggregate of 1,049,633 common shares were exercisable at prices ranging from $9.00 to $13.63 per share (weighted average exercise price per share of $11.68), and no options were available for grant. At December 31, 1996, under the 1995 Plan, options to purchase an aggregate of 168,235 common shares were exercisable at prices ranging from $11.25 to $13.88 per share (weighted average exercise price per share of $13.57), and 500,500 options were available for grant. Subsequent to year end, options to acquire an additional 110,000 shares were granted under this plan at an exercise price of U.S. $24.50.

         In addition, non-plan options to purchase an aggregate of 57,812 shares of common stock were exercisable at December 31, 1996, at a price of $2.92 per share. The weighted average per share grant date fair value of options granted during 1996 and 1995 for the 1990 plan was $5.11 and $4.53 respectively. The weighted average per share grant date fair value of options granted during 1996 and 1995 for the 1995 plan was $10.59 and $8.40 respectively.

         (d) 1990 NON-EMPLOYEE DIRECTOR AND SENIOR EXECUTIVE STOCK OPTION PLAN ("1990 SESOP") . In 1990, the Company adopted the 1990 SESOP, which, as amended, provided for the issuance of up to 1,850,000 shares of its common stock to all the Company's non-employee directors, and senior executives who are residents of Canada. Under the 1990 SESOP, which expired in October 1995, options were granted automatically to each non-employee director annually on January 1. The 1990 SESOP required that the exercise price must not be less than the market value of the stock at the date of grant. Options issued to non-employee directors under the 1990 SESOP are exercisable in Canadian currency, vest ratably over a period of three years and expire five years from the date of grant. Upon a change of control of the Company, all outstanding stock options granted under the 1990 SESOP become fully exercisable.

         (e) 1995 NON-EMPLOYEE DIRECTOR AND SENIOR EXECUTIVE STOCK OPTION PLAN ("1995 SESOP"). In 1995, the Company adopted the 1995 SESOP, which provides for the issuance of up to 500,000 shares of its common stock to all the Company's non-employee directors, and its senior executives who are residents of Canada. Under the 1995 SESOP, which expires in March 2000, options are granted automatically to each non-employee director annually on January 1. The 1995 SESOP requires that the exercise price must not be less than the market value of the stock at the date of grant. Options issued to non-employee directors vest ratably over a period of three years and expire ten years from the date of grant. Upon a change of control of the Company, all outstanding stock options granted under the 1995 SESOP become fully exercisable.

         The following table summarizes option activity under the 1990 SESOP plan and the 1995 SESOP plan from December 31, 1993 through December 31, 1996:



                                      1990 Plan    1995 Plan  Exercise Price              Wtg.Avg.
                                       Options      Options       Can.$         U.S. $   Exer.price(U.S.)
                                     -----------   ---------  ---------------   -------  ----------------
Balance at December 31, 1993          1,030,002           --     $ 1.40-15.10  $1.02-11.02     $ 5.29

Granted                                 130,000           --            14.56        10.62      10.62
Exercised                              (110,000)          --       1.40- 1.88   1.02- 1.37       1.11
Expired or canceled                     (50,000)          --      12.88-15.10   9.40-11.02      10.61
                                      ---------      -------     ------------  -----------     ------
Balance at December 31, 1994          1,000,002           --       1.40-15.10   1.02-11.02       6.17

Granted                                 120,000           --            11.75         8.57       8.57
Exercised                              (420,002)          --       1.40- 1.88   1.02- 1.37       1.21
                                      ---------      -------     ------------  -----------     ------
Balance at December 31, 1995            700,000           --       1.88-15.10   1.37-11.02       9.56

Granted                                      --      130,000               --        14.13      14.13
Exercised                              (199,999)          --       1.88-15.10   1.37-11.01       8.47
Expired or canceled                     (10,001)     (10,000)     11.75-14.56   8.58-14.13      11.69
                                      ---------     --------     ------------  -----------     ------
Balance at December 31, 1996            490,000      120,000     $11.75-15.10  $8.58-14.13     $10.82
                                      =========     ========     ============  ===========     ======


         At December 31, 1996, under the 1990 SESOP, 379,992 options were exercisable at prices ranging from Can. $11.75 to Can. $15.10 (U.S. $8.57 to U.S. $11.02) per share (weighted average U.S. price of $10.24) and no options were available for grant under the 1990 SESOP. At December 31, 1996, under the 1995 SESOP, there were no exercisable options to purchase shares of common stock, and 380,000 options were available for grant. Subsequent to year end, options to acquire an additional 130,000 shares were granted under this plan at an exercise price of U.S. $24.38. The weighted average per share grant date fair value of options granted during 1995 for the 1990 SESOP plan was $3.91. The weighted average per share grant date fair value of options granted during 1996 for the 1995 SESOP plan was $10.58.

         (f) STOCK BASED COMPENSATION PLANS. The Company applies the intrinsic value based method of accounting pursuant to APB Opinion No. 25, "Accounting For Stock Issued To Employees," and related interpretations for option grants under its stock based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Company's four stock option plans been determined on the fair value based method of SFAS 123, "Accounting for Stock-Based Compensation," at the grant dates for awards under these plans, the Company's net loss and loss per share for 1996 and 1995 would have been $23.9 million or a loss of $0.78 per share and $6.7 million or a loss of $0.22 per share, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using a Black- Scholes option pricing model with the following weighted average assumptions used for grants in 1996, and 1995, respectively: risk-free interest rates of 6.04 to 7.59 percent for the 1990 Plan options, 5.26 to 6.49 for the 1995 Plan options, 7.79 percent for the 1990 SESOP options and 5.21 percent for the 1995 SESOP options; no expected dividend yields; expected lives of 4 years for the 1990 Plan options, between 5 and 6 years for the 1995 Plan options, 4 years for the 1990 SESOP options, and 8 years for the 1995 SESOP options; and expected volatility of 78 percent. Of the 2,424,806 options outstanding at December 31, 1996, 1,655,672 options have a weighted average remaining contractual life of approximately 2 years. All of these options are exercisable. The remaining 769,134 options have a weighted average remaining contractual life of approximately 6 years.


(15)  RETIREMENT AND SAVINGS 401(k) PLAN AND TRUST

         The Company's Retirement and Savings 401(k) Plan and Trust ("the Plan") became effective April 1, 1991. The Plan is a qualified profit-sharing plan with a cash or deferred compensation arrangement and discretionary matching contributions. Under the Plan, eligible employees may elect to contribute to the Plan by salary deferrals up to an annual limit, which is the lesser of 20 percent of a participant's annual compensation or the maximum allowed by law, and the Company may contribute matching amounts as provided by the Plan. Salary deferrals and matching contributions are vested immediately. The Company's matching expense, contributed in the form of the Company's common stock, was $200,000, $135,000, and $109,000 for 1996, 1995, and 1994, respectively.

         The Company may elect to make additional contributions to the Plan, from its current or accumulated net profits, in the form of a profit sharing contribution. This discretionary contribution will be made for all eligible participants regardless of whether such participants make any salary deferrals for that plan year. Profit sharing contributions are vested ratably over a five year period. From inception of the Plan, the Company has not made a profit sharing contribution.

         The Plan provides for an overall limitation with respect to the amount of contributions (including company match, if any) which can be allocated to any participant in any plan year. This limitation is the lesser of 25 percent of a participant's annual compensation or the maximum allowed by law.

(16) RELATED-PARTY TRANSACTIONS

         Pursuant to the terms of the technology transfer agreement executed by the Company and BioChem at the time of the Merger, the companies shared in the expenses of researching and developing the subject vaccine technologies, including expenses related to obtaining applicable patent rights. In January 1995, BioChem exercised its option under the technology transfer agreement to terminate this joint arrangement. BioChem's portion of the expenses including reimbursements for its share of minimum annual royalties as discussed in Note 12, was $2,200, $20,000, and $496,000 in 1996, 1995, and 1994, respectively. In addition, BioChem paid certain expenses for the development of the conjugate vaccine technologies transferred to the Company in the Merger, subject to reimbursement by the Company. The Company's portion of these expenses was $0, $0, and $1,200 in 1996, 1995, and 1994, respectively, and are included in research and development in the accompanying consolidated statements of operations. In 1994 the Company also received $336,000 from BioChem for its share of the costs of a withdrawn public offering.

         In 1994 the Company sold 1,100,000 shares of common stock of BioChem held by the Company as investment securities since 1990. The sale of these investment securities was pursuant to a negotiated transaction at a discount of approximately 10 percent from the then trading price of that stock. The sales were made to thirteen purchasers, several of whom were directors of the Company. All sales were made at the same price per share.

         In the Merger, as discussed in Note 1, the Company and Biochem granted to each other a one time demand registration right (with expenses to be paid by the party exercising the registration right) and certain piggy-back registration rights, through January 17, 1995. In connection with a proposed offering of the Company's stock in 1994 by both BioChem and the Company, which offering was later withdrawn at BioChem's request, BioChem's one-time demand registration right was extended through January 17, 1998.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

         The information required by this Item 10 is incorporated by reference to the discussion under the headings "Election of Directors," "Identification of Senior Management" and "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" as set forth in the Company's 1997 Proxy Statement.


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

         The information required by this Item 11 is incorporated by reference to the discussion under the heading "Executive Compensation" and "Election of Directors - Compensation of Directors" set forth in the Company's 1997 Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT
           ---------------------------------------------------

         The information required by this Item 12 is incorporated by reference to the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" set forth in the Company's 1997 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

         The information required by this Item 13 is incorporated by reference to the discussion under the heading "Certain Transactions" set forth in the Company's 1997 Proxy Statement.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.
           -------------------------------------------------------

a)       DOCUMENTS FILED AS PART OF FORM 10-K.
         -------------------------------------

         The following documents are filed as part of this Annual Report on Form 10-K:

         1.    FINANCIAL STATEMENTS:                                       PAGE

               Report of Independent Public Accountants                     56
               Consolidated Balance Sheets as of
                  December 31, 1996 and 1995                                57
               Consolidated Statements of Operations for the
                  Years Ended December 31, 1996, 1995 and 1994              58
               Consolidated Statements of Shareholders' Equity
                  for the Years Ended December 31, 1996,
                  1995 and 1994                                             59
               Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1996, 1995 and 1994              60
               Notes to Consolidated Financial Statements                   62

         2.    FINANCIAL STATEMENT SCHEDULES:

               None Required.

         3.    EXHIBITS:   See Exhibit Index on page 86.


(b)      REPORTS ON FORM 8-K.
         --------------------
                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, North American Vaccine, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NORTH AMERICAN VACCINE, INC.

Dated:  March 10, 1997                         By:  /s/ Sharon Mates
                                                    ------------------
                                                    Sharon Mates, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of North American Vaccine, Inc. in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Sharon Mates                                                March 10, 1997
-------------------------
Sharon Mates, Ph.D.
President

Principal Financial Officer And
Principal Accounting Officer:

/s/ Lawrence J. Hineline                                        March 10, 1997
--------------------------
Lawrence J. Hineline
Vice President-Finance


A Majority Of The Board Of Directors:

/s/ Francesco Bellini       March 10, 1997    /s/ Rondi R. Grey               March 3, 1997
--------------------------                    --------------------------
Francesco Bellini, Ph.D.                      Rondi R. Grey

/s/ Alain Cousineau         March 10, 1997    /s/ Lyle Kasprick               March 10, 1997
--------------------------                    --------------------------
Alain Cousineau                               Lyle Kasprick

/s/ Jonathan Deitcher       March 10, 1997    /s/ Francois Legault            March 3, 1997
--------------------------                    --------------------------
Jonathan Deitcher                             Francois Legault

/s/ Denis Dionne            March 3, 1997     /s/ Sharon Mates                March 10, 1997
--------------------------                    --------------------------
Denis Dionne                                  Sharon Mates, Ph.D.

/s/ Neil W. Flanzraich      March 10, 1997     /s/ Richard C. Pfenniger, Jr.  March 10, 1997
--------------------------                    ---------------------------
Neil W. Flanzraich                            Richard C. Pfenniger, Jr.

/s/ Phillip Frost           March 10, 1997
--------------------------
Phillip Frost, M.D.


                                 EXHIBIT INDEX


Exhibit
 No.           Description
-------        -----------

2.1 Master Agreement, dated October 25, 1989, among North American Vaccine, Inc. ("NAV"), American Vaccine Corporation ("American Vaccine") and IAF BioChem International, Inc. ("BioChem"). (1)

2.2 Agreement and Plan of Merger, dated as of October 25, 1989, among NAV, American Vaccine and NAVA Acquiring Corp. (1)

2.3      Share  Purchase  Agreement,  dated  January 17,  1990,  between NAV and
         BioChem. (1)

2.4 Technology Transfer Agreement, dated January 17, 1990, between NAV and BioChem. (1)

3.1      Articles of Incorporation of NAV, as amended. (1)(5)

3.2      Restated Bylaws of NAV. (2)

4.2      Specimen Certificate for NAV Common Shares. (1)

4.3      Specimen Certificate for NAV Preferred Shares. (1)

9.1 Shareholders' Agreement, dated January 17, 1990, among BioChem, Phillip Frost, M.D., IVAX Corporation ("IVAX") and Frost-Nevada, Limited Partnership ("Frost-Nevada"). (1)

10.1 License Agreement, dated July 27, 1987, between Canadian Patents and Development Limited ("CPDL") and BioChem [with certain confidential information deleted therefrom]. (1)

10.2 License Agreement, dated June 27, 1988, between CPDL and BioChem [with certain confidential information deleted therefrom]. (1)

10.3 Agreement, dated April 6, 1989, between AMVAX, Inc. ("AMVAX") and the National Institute of Child Health and Human Development ("NICHD"). (1)

10.4 License Agreement, dated March 25, 1988, between National Technical Information Service ("NTIS") and Selcore Laboratories, Inc., predecessor to AMVAX ("Selcore") [with certain confidential information deleted therefrom]. (1)

Exhibit
 No.           Description
-------        -----------

10.5 Second Amended and Restated Patent License Agreement, dated March 12, 1992, between Ronald D. Sekura, Ph.D., and AMVAX [with certain confidential information deleted therefrom]. (5)

10.6*    North American Vaccine, Inc. Share Option Plan, as amended. (7)

10.9 Form of Indemnification Agreement among NAV, American Vaccine, IVAX, Frost-Nevada and Ronald D. Sekura, Ph.D. (1)

10.12 Lease Agreement dated December 31, 1987, as amended, between Selcore and Indian Creek Holding Associates Limited Partnership. (1)

10.13 Modification No. 11 to Contract with NICHD dated January 31, 1991 [with certain confidential information deleted therefrom]. (3)

10.14 Supply Agreement between AMVAX and Statens Seruminstitut dated March 26, 1991 [with certain confidential information deleted therefrom]. (3)

10.16 Supply Agreement between AMVAX and Statens Seruminstitut dated March 26, 1991 [with certain confidential information deleted therefrom]. (3)

10.17    Research,  Development and License  Agreement between AMVAX and Statens
         Seruminstitut   dated  March  26,  1991  [with   certain   confidential
         information deleted therefrom]. (3)

10.18* Non-Employee Director and Senior Executive Stock Option Plan, as amended. (7)

10.19 Modification No. 12 to Contract with NICHD dated April 1, 1992 [with certain confidential information deleted therefrom]. (6)

10.20 Contract dated April 9, 1992 with NICHD [with certain confidential information deleted therefrom]. (6)

10.21 Modification No. 13 to Contract with NICHD dated September 24, 1992 [with certain confidential information deleted therefrom]. (7)

10.22 Amended and restated master agreement dated June 20, 1994 among NAV, BioChem, IVAX, D&N Holding Company, Frost-Nevada and Phillip Frost.
         (10)

10.23    Share exchange  agreement dated April 20, 1994 between NAV and BioChem.
         (8)

10.24 Construction Agreement dated July 18, 1994 between AMVAX and The Whiting-Turner Contracting Company. (9)

Exhibit
 No.           Description
-------        -----------

10.25*   North American Vaccine, Inc. 1995 Share Option Plan. (11)

10.26* North American Vaccine, Inc. 1995 Non-Employee Director and Senior Executive Stock Option Plan. (12)

10.27 Clinical Development Agreement dated December 22, 1995 between NAV and Pasteur Merieux SJrums et Vaccins ("PMSV") [with certain confidential information deleted therefrom]. (13)

10.28 License Agreement dated December 22, 1995 between NAV and PMSV [with certain confidential information deleted therefrom]. (13)

10.29    Indenture dated May 7, 1996 between NAV and Marine Midland Bank. (14)

10.30 Registration Rights Agreement dated May 1, 1996 between NAV, Goldman, Sachs & Co. and UBS Securities LLC. (14)

10.31 Exclusive Distribution Agreement between Abbott Laboratories ("Abbott") and NAV dated October 11, 1996 [with certain confidential information deleted therefrom]. (15)

10.32    Stock Purchase Agreement dated October 11, 1996 between Abbott and NAV.
         (15)

10.33 Assets Purchase Agreement dated October 17, 1996 among NAV, Cephalon Property Management, Inc. ("CPMI") and Cephalon, Inc. [with certain confidential information deleted therefrom]. (15)

10.34 Assignment and Assumption of Leases dated November 12, 1996 between CPMI and NAV.

10.35 Master Agreement dated November 1, 1996 between NAV and General Electric Capital Corporation [with certain confidential information deleted therefrom].

21       Subsidiaries. (4)

23       Consent of Independent Public Accountants.

27       Financial Data Schedule.

__________________________

*        Management contract or compensatory plan or arrangement.

(1) This exhibit is incorporated herein by this reference to the corresponding exhibit in the Company's Form S-4 Registration Statement (File No. 33-31512) filed with the Securities and Exchange Commission and declared effective on January 24, 1990.

(2)      This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended June 30, 1990 (File No. 1-10451).

(3)      This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-K Annual Report for the Year Ended December 31, 1990 (File No. 1-10451).

(4) This exhibit is incorporated herein by this reference to Exhibit 22 in the Company's Form 10-K Annual Report for the Year Ended December 31, 1990 (File No. 1-10451).

(5)      This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-K Annual Report for the Year Ended December 31, 1991 (File No. 1-10451).

(6)      This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended March 31, 1992 (File No. 1-10451).

(7)      This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-K Annual Report for the Year Ended December 31, 1992 (File No. 1-10451).

(8)      This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended March 31, 1994 (File No. 1-10451).

(9)      This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended June 30, 1994 (File No. 1-10451).

(10)     This exhibit is  incorporated  herein by this  reference to the Exhibit
         99.1 in the Company's Registration Statement on Form S-3 (Registration No. 33-78002) filed with the Securities and Exchange Commission and withdrawn from registration on November 23, 1994.

(11)     This exhibit is  incorporated  herein by this  reference to the Exhibit
         4.1 in the Company's Registration Statement on Form S-8 (Registration No. 33-80479) filed with the Securities and Exchange Commission and effective as of December 15, 1995.

(12)     This exhibit is  incorporated  herein by this  reference to the Exhibit
         4.2 in the Company's Registration Statement on Form S-8 (Registration No. 33-80479) filed with the Securities and Exchange Commission and effective as of December 15, 1995.

(13)     This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-K Annual Report for the Year Ended December 31, 1995 (File No. 1-10451).

(14)     This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended March 31, 1996 (File No. 1-10451).

(15)     This  exhibit  is   incorporated   herein  by  this  reference  to  the
         corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended September 30, 1996 (File No. 1-10451).