Form 10-Q
period 1997-03-31
NORTH AMERICAN VACCINE INC
filed 1997-05-07
CIK 856573

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                       Commission file number   1-10451

                        NORTH AMERICAN VACCINE, INC.
                        ----------------------------
            (Exact name of registrant as specified in its charter)

          Canada                                      98-0121241
          ------                                      ----------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)

12103 Indian Creek Court, Beltsville, Maryland              20705
----------------------------------------------              -----
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (301) 419-8400

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No /_/

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value, outstanding as of May 1, 1997 -- 31,604,472 shares

                               TABLE OF CONTENTS



                                                                  PAGE NUMBER
                                                                  -----------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................   3

           Consolidated Balance Sheets..................................   4

           Consolidated Statements of Operations........................   5

           Consolidated Statement of Shareholders' Equity...............   6

           Consolidated Statements of Cash Flows........................   7

           Notes to Condensed Consolidated Financial Statements.........   9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................  12


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................  20


SIGNATURES .............................................................  21

                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim period reported have been made. Results of operations for the three months ended March 31, 1997, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1997.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
                                                                       March 31,    December 31,
                                                                          1997          1996
                                                                       ----------  -------------
ASSETS                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                            $  69,110    $  70,881
  Accounts receivable                                                        445        4,166
  Inventory                                                                1,974        1,782
  Prepaid expenses and other current assets                                  615          533
                                                                       ---------    ---------
          Total current assets                                            72,144       77,362

Property, plant and equipment, net                                        39,040       40,629
Investment in affiliate, at market                                         1,234        1,281
Deferred financing costs, net                                              3,058        3,184
Other assets                                                                 429          506
                                                                       ---------    ---------
     Total assets                                                      $ 115,905    $ 122,962
                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $   2,331    $   1,912
  Deferred revenue                                                         2,470        3,000
  Obligation under capital lease, current portion                          1,533        1,496
  Other current liabilities                                                6,731        4,540
                                                                       ---------    ---------
         Total current liabilities                                        13,065       10,948

6.50% Convertible subordinated notes, due May 1, 2003                     86,250       86,250
Obligation under capital lease, net of current portion                     5,474        5,871
Deferred rent credit, net of current portion                                  89          114
                                                                       ---------    ---------
     Total liabilities                                                   104,878      103,183

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; unlimited shares authorized-
     Series A, convertible; issued and outstanding 2,000,000 shares;
     entitled to Can $2.50 per share in liquidation                        6,538        6,538
  Common stock, no par value; unlimited shares authorized; issued
    31,593,357 shares at March 31, 1997 and 31,406,999 shares at
    December 31, 1996                                                     74,759       71,357
  Unrealized investment holding gain                                         606          653
  Accumulated deficit                                                    (70,876)     (58,769)
                                                                       ---------    ---------
         Total shareholders' equity                                       11,027       19,779
                                                                       ---------    ---------

     Total liabilities and shareholders' equity                        $ 115,905    $ 122,962
                                                                       =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
 (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        1997         1996
                                                      ---------   ---------

Revenues:
     Product sales                                    $    545    $    228
     Marketing, research and development agreements        530        --
                                                      --------    --------
          Total revenues                                 1,075         228
                                                      --------    --------

Operating expenses:
    Production                                           4,307       2,932
    Research and development                             4,677       2,677
    General and administrative                           3,392       1,481
                                                      --------    --------
          Total  operating expenses                     12,376       7,090
                                                      --------    --------

Operating loss                                         (11,301)     (6,862)

Other income (expenses):
    Gain on sale of investment in affiliate               --         4,228
    Interest and dividend income                           893         119
    Interest expense                                    (1,699)       --
                                                      --------    --------
Net loss                                              $(12,107)   $ (2,515)
                                                      ========    ========

Net loss per share                                    $  (0.38)   $  (0.08)

Weighted-average number of common shares
     outstanding                                        31,577      30,439

The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)


                                                                        Unrealized
                                     Series A                             Invest-                  Total
                                   Convertible                              ment      Accum-       Share-
                                 Preferred Stock       Common Stock       Holding     ulated      holders'
                               Shares      Amount    Shares    Amount      Gains      Deficit      Equity
                               ------   --------     ------   ---------  --------    ---------  ----------

Balance, December 31, 1996      2,000   $  6,538     31,407   $ 71,357   $    653    $(58,769)   $ 19,779

Exercises of stock options       --         --          184      2,034       --          --         2,034
Shares issued under
  401(k) plan                    --         --            2         55       --          --            55
Stock option compensation        --         --         --        1,313       --          --         1,313
Decrease in market value
  of investment                  --         --         --         --          (47)       --           (47)
Net loss                         --         --         --         --         --       (12,107)    (12,107)
                             --------   --------   --------   --------   --------    --------    --------
Balance, March 31, 1997         2,000   $  6,538     31,593   $ 74,759   $    606    $(70,876)   $ 11,027
                             ========   ========   ========   ========   ========    ========    ========







The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                                                       Three Months Ended
                                                                            March 31,
                                                                        1997         1996
                                                                     ----------  -----------
Cash flows from operating activities:
    Net loss                                                          $(12,107)   $ (2,515)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Gain on sale of investments in affiliates                       --        (4,228)
          Depreciation and amortization                                  2,683       1,168
          Amortization of deferred financing costs                         126        --
          Contribution of common stock to 401(k) plan                       55          38
          Stock option compensation                                      1,313        --
          Decrease in other assets                                          77          40
          Decrease in deferred rent                                        (21)        (19)
          Cash flows provided by other working capital items             5,523         349
                                                                      --------    --------
              Net cash used in operating activities                     (2,351)     (5,167)
                                                                      --------    --------

Cash flows from investing activities:
    Capital expenditures                                                (1,094)     (1,112)
    Proceeds from sale of investment in affiliate                         --         5,199
                                                                      --------    --------
               Net cash (used in) provided by investing activities      (1,094)      4,087
                                                                      --------    --------

Cash flows from financing activities:
    Repayment of lease obligation                                         (360)       --
    Proceeds from exercises of stock options                             2,034         649
                                                                      --------    --------
               Net cash provided by financing activities                 1,674         649
                                                                      --------    --------

Net decrease in cash and cash equivalents                               (1,771)       (431)
Cash and cash equivalents, beginning of period                          70,881      10,443
                                                                      --------    --------
Cash and cash equivalents, end of period                              $ 69,110    $ 10,012
                                                                      ========    ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                        1997       1996
                                                      --------   --------

Cash Flows Provided By Other Working Capital Items:

   Decrease (increase) in :
         Accounts receivable                          $ 3,721    $   801
         Inventory                                       (192)      (662)
         Prepaid expenses and other current assets        (82)        77

   Increase (decrease) in :
         Accounts payable                                 419       (356)
         Other current liabilities                      1,657        489
                                                      -------    -------
   Net cash provided by other working capital items   $ 5,523    $   349
                                                      =======    =======



Supplemental Disclosure of Cash Flow Information

Cash paid for interest                                $   172    $     0
                                                      =======    =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. BUSINESS

The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults. In 1996, regulatory approval of the Company's acellular pertussis vaccine formulated as a DTaP vaccine for the prevention of diphtheria, tetanus and pertussis (whooping cough) was granted in Sweden, and regulatory approval of a combined DTaP-IPV (polio) vaccine was granted in Denmark. In April 1997, the Medical Products Agency of Sweden granted regulatory approval for the Company's monovalent acellular pertussis (aP) vaccine to vaccinate children, thereby expanding the indication of the Company's aP vaccine. The Company has not received approval from the U.S. Food and Drug Administration ("FDA") or any other regulatory authority to market its DTaP vaccine or any other product in development.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Accounting and Currency. The Company is a Canadian corporation incorporated under the Canadian Business Corporations Act ("CBCA") on August 31, 1989. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and are denominated in U.S. dollars, because the Company conducts the majority of its transactions in this currency. The application of Canadian GAAP would not result in material adjustments to the accompanying financial statements except for the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, as discussed in Note 4. The effect of foreign currency translation has been immaterial.

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

(c) Revenue Recognition. Nonrefundable fees or milestone payments in connection with research and development or collaborative agreements are recognized when they are earned in accordance with the applicable performance requirements and contract terms. Revenue from product sales is recognized when all significant risks of ownership have been transferred, the amount of the selling price is fixed and determinable, all significant related acts of performance have been completed, and no other significant uncertainties exist. In most cases, these criteria are met when the goods are shipped.

(d) Net Loss Per Share. Net loss per share is computed on the weighted-average number of common shares outstanding for the respective periods. All common stock equivalents are excluded as they are antidilutive. Fully diluted loss per share is not presented as it would not materially differ from primary loss per share.

In 1997, the Financial Accounting Standards Board released SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Basic earnings per share differs from primary earnings per share pursuant to Accounting Principles Bulletin No. 15 ("APB 15"), which may include dilution related to common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB 15. SFAS No. 128 is effective for reporting periods ending after December 15, 1997, and when adopted, it will require restatement of prior periods earnings per share for those reported periods preceding December 15, 1997.

Since the effect of outstanding options, convertible notes, and preferred stock is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that SFAS No. 128 will have an impact upon historical net loss per share as reported.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Inventories consist of the following:

                                         March 31,    December 31,
                                           1997           1996
                                           ----           ----
                                              (in thousands)
           Raw materials                  $1,770         $1,518
           Work-in-process                    -             162
           Finished goods                    204            102
                                          ------         ------
                Total                     $1,974         $1,782
                                          ======         ======

4. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following components:

                                            March 31,      December 31,
                                               1997            1996
                                               ----            ----
                                                  (in thousands)
Accrued interest payable                   $ 2,397         $    999
Payroll and fringe benefits                  1,354            1,114
Reserve for contract loss                      720              720
Accrued taxes                                  608              608
Accrued costs of clinical trials               485              421
Accrued consulting and professional fees       282              144
Accrued construction costs                     271              192
Deferred rent credit                            99               95
Other accrued liabilities                      515              247
                                           -------          -------
         Total other current liabilities   $ 6,731          $ 4,540
                                           =======          =======


5.  SHAREHOLDERS' EQUITY

In March 1997, the Company extended the expiration date for an option to purchase 150,000 shares of common stock at an exercise price of $11.13. The Company recognized as compensation expense in the quarter ended March 31, 1997, the excess of the fair market value of the Company's common stock as of the date of the option extension over the exercise price of $11.13 per share.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING PARAGRAPHS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS FOR REGULATORY APPROVAL, THE PROSPECTS FOR MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, FUTURE COMPLIANCE WITH FINANCIAL COVENANTS UNDER A DEBT OBLIGATION, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS BY REGULATORY AGENCIES INCLUDING THE FDA; THE PRODUCTION OF VACCINES; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUMINSTITUT; AND UNCERTAINTIES RELATING TO CLINICAL TRIALS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE 1996 ANNUAL REPORT ON FORM 10-K, TO WHICH THE READER'S ATTENTION IS DIRECTED.

BACKGROUND

         The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults.

         In February 1996, the Swedish Ministry of Health granted regulatory approval to market the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis (whooping cough). This marketing authorization was the first regulatory approval for any of the Company's products. In April 1997, the Swedish Ministry of Health granted regulatory approval for the Company's monovalent acellular pertussis
(aP) vaccine to vaccinate children, thereby expanding the indication of the Company's aP vaccine. In addition, the Danish National Board of Health granted regulatory approval in September 1996 of a combined DTaP-IPV (polio) vaccine for all primary and booster doses for infants and children in Denmark. This combination vaccine, which combines the DTaP vaccine with an enhanced, inactivated polio vaccine ("IPV"), was developed jointly by Statens Seruminstitut ("SSI") and the Company.

         Under supply agreements, the Company manufactures the acellular pertussis component, and SSI manufactures the diphtheria, tetanus and IPV components for the DTaP and DTaP-IPV vaccines. SSI is responsible for the marketing and distribution of the DTaP and DTaP-IPV products in the Scandinavian, Baltic and other countries comprising its territory ("SSI's Territory"). Accordingly, the Company has been selling its acellular pertussis toxoid to SSI for formulation into DTaP and DTaP-IPV for sale in Sweden and Denmark, respectively. In addition, during the fourth quarter of 1996, the

Company executed a supply and distribution agreement with Chiron Behring ("Behring") covering the Company's DTaP and DTaP-IPV vaccines for Germany and Austria ("Behring's Territory").

         In 1995 and 1996, the Company recognized development revenues pursuant to agreements with Pasteur Merieux-Connaught, under which the Company and Pasteur Merieux-Connaught will jointly develop the Company's meningococcus B vaccine. Additional funding may be provided to the Company by Pasteur Merieux-Connaught under the terms of the license and clinical development agreements. See "Outlook," below.

         In the fourth quarter of 1996, the Company and Abbott Laboratories ("Abbott") signed an agreement under which Abbott would market Certiva(TM), the Company's DTaP vaccine, when approved by the United States Food and Drug Administration ("FDA"). The marketing agreement also will allow Abbott to market the Company's DTaP-HIB (Haemophilus influenza type b), DTaP-IPV and DTaP-IPV-HIB combination vaccines, which are under development. Abbott will market Certiva(TM) and the combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva(TM) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC").

         The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott will provide the Company with clinical development funding. In addition, the Company will receive payments upon achievement of prescribed milestones. The first milestone relates to FDA approval of Certiva(TM) provided certain other conditions are satisfied. In September 1995, the Company filed a product license application with the FDA for approval to market Certiva(TM) and FDA approval for the vaccine is pending. Following FDA approval, the Company will receive revenues from Abbott as it purchases Certiva(TM) and the combination vaccine products for resale to the private pediatric market. See "Outlook," below.

         In November 1996 the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland. That acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of real estate leases. The total acquisition cost for the equipment and leasehold improvements was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation accounted for as a capital lease, which expires in 2000. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth and certain other financial ratios. The Company would be required to post an irrevocable letter of credit for predetermined amounts at such time as the Company is not in compliance with any of these financial covenants. The Company believes that it can maintain compliance with these financial covenants for the remainder of 1997, although there are no assurances in this regard. This is a forward looking statement and the factors that affect the Company's ability to maintain compliance with these financial covenants include, among other things, the Company's ability to control costs, manage its cash resources, and the magnitude and timing of product sales, and payments from license, marketing, distribution and development agreements. In addition, the Company has assumed the real estate losses underlying the facility, which are scheduled to expire in February 2001, but may be extended through 2011.

         The Company had 224 and 168 full-time employees as of March 31, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Revenue in the quarter ended March 31, 1997 is from product sales and collaborative agreements. Revenue in the quarter ended March 31, 1996 is from product sales.

         Production expenses were $4.3 million in 1997 compared to $2.9 million in 1996. The increase in these expenses in 1997 is due to increases in materials and labor, as the Company prepares for regulatory approval of Certiva(TM) in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. In addition, facility costs increased in 1997 over 1996 due to the increase in production activities in 1997.

         Research and development expenses increased to $4.7 million in 1997 from $2.7 million in 1996. The increase is attributable primarily to higher depreciation and operating costs of the Company's newly acquired facility and to a lesser extent labor and supplies, as a result of an increase in the number of employees. These increases were offset in part by lower clinical testing and related expenses.

         General and administrative expenses were $3.4 million in 1997 as compared to $1.5 million in 1996. The increase is primarily due to the recognition of non-cash compensation expense in the amount of approximately $1.3 million related to the extension of the term of one expiring stock option and to a lesser extent, higher labor costs.

         Interest and dividend income increased to $893,000 in 1997 from $119,000 in 1996. This increase is due primarily to higher cash balances as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Liquidity and Capital Resources," below.

         In the first quarter of 1996, the Company sold 193,084 shares of its investment in common stock of IVAX Corporation ("IVAX"), which generated proceeds of approximately $5.2 million, and a realized gain of $4.2 million.

         Interest expense in 1997 was $1.7 million due to the Company's interest obligations under the convertible subordinated notes and an equipment lease accounted for as a capital lease.

         The factors cited above resulted in a net loss of $12.1 million or $0.38 per share in 1997 as compared to a net loss of $2.5 million or $0.08 per share in 1996. Without the effect of the non-cash expense related to the extension of an expiring stock option, the net loss in 1997 would have been $10.8 million or $0.34 per share. Without the $4.2 million gain on the sales of investment securities, the net loss per share for 1996 would have been $0.22. The weighted-average number of common shares outstanding was 31.6 million for

1997 compared to 30.4 million for 1996. The increase in the number of weighted-average shares outstanding for 1997 as compared to 1996 is attributable primarily to the exercise of stock options and the sale of 350,000 shares of the Company's Common Stock to Abbott.

LIQUIDITY AND CAPITAL RESOURCES

         In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year. The notes are convertible into shares of the Company's Common Stock, at the initial conversion price of approximately $24.86 per share. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The Company has filed a registration statement registering resales of the notes and the underlying shares of Common Stock, which registration statement has been declared effective by the SEC.

         The Company's cash requirement for operations was $6.4 million in the first quarter of 1997 as compared to $9.8 million in the fourth quarter of 1996. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under marketing, research and development agreements and further adjusted by the timing of proceeds from the sale of investments in affiliates. The reduction in cash requirements for the first quarter is primarily due to a semi-annual interest payment of $2.8 million on the convertible subordinated notes made during the fourth quarter of 1996. At March 31, 1997, the Company had cash and cash equivalents of approximately $69.1 million and investment securities in an affiliate with a market value of $1.2 million. The investment securities consisted of 125,000 shares of IVAX common stock. The fair market value of these investment securities as of May 1, 1997 was approximately $910,000. These investments are volatile and therefore subject to significant fluctuations in value.

         The Company anticipates that cash requirements for operations in the second quarter of 1997 will be between approximately $10 and $12 million as the
Company: produces its acellular pertussis vaccine for commercial sale in Europe; produces Certiva(TM) in anticipation of regulatory approval in the United States and other territories; produces investigational combination vaccines and conjugate vaccines; commences clinical trials; and makes a $2.8 million semi-annual interest payment on the convertible subordinated notes on May 1, 1997. Thereafter, quarterly cash requirements for operations will depend upon the level of vaccine production, costs to market Certiva(TM) upon approval, the level of expenditures for the Company's ongoing research and development program, and the timing of interest payments due on the convertible subordinated notes described above. The foregoing are forward looking statements. There are no assurances that the Company will meet the projections for cash requirements for operations, that any further regulatory approvals will be received as projected, that the milestones described above will be achieved, or that, if such milestones are obtained, they will contribute materially to the quarterly cash requirements. Failure or significant delays in receiving additional regulatory approvals and meeting required milestones would have a significant adverse effect on the Company's future financial position.

         Total capital expenditures for the first quarter of 1997 were $1.1 million. Total projected capital expenditures for the remainder of 1997 are expected to be less than $5.0 million. Thereafter, capital expenditures, exclusive of any future real estate acquisition or build-out plans, could fluctuate based upon a number of factors including: the Company's ability to meet demand for its licensed products from its existing facilities; the Company's ability to produce sufficient quantities of investigational products in its existing facilities; and unanticipated costs to replace or repair existing equipment and systems in order to keep the manufacturing and development facilities operational or in compliance with regulatory requirements. The Company continues to evaluate its need to build-out, lease or acquire additional research, development, production and other facilities to accommodate the Company's expanding vaccine development program. The Company has no present agreements, commitments or understandings in respect of any additional facilities and the total capital expenditures for such a project will vary substantially depending upon a number of factors including, among other things, the size of such facilities, the equipment and systems requirements for the facilities, location, zoning and other government restrictions and the magnitude of available financing.

         Cash requirements for operations and capital expenditures for the remainder of 1997 will be financed through a combination of: cash and cash equivalents; revenues from product sales, and fees and payments from license, marketing, distribution and/or development agreements; the exercise of stock options; the sale of debt and/or equity securities; mortgage financing; and equipment leases. The Company believes that it has adequate cash resources to meet its 1997 funding requirements although there are no assurances in this regard. While failure or significant delays in receiving additional regulatory approvals and meeting required milestones would have a significant adverse effect on the Company's future operating results and future financial position, the Company believes that in such event it could manage and reduce cash requirements for operations, although there are no assurances in this regard. This paragraph contains forward looking statements and the factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the magnitude and timing of product sales; the magnitude and timing of any fees and payments from license, marketing, distribution and/or development agreements; and the magnitude of fixed costs.

OUTLOOK

         The Company recognized an operating loss of $12.1 million in the first quarter of 1997 based on revenues of $1.1 million from product sales and under a development agreement. The Company anticipates that the remaining 1997 quarterly operating results may fluctuate significantly based upon a number of factors including, among other things: the magnitude of product sales for distribution in Europe; the timing of FDA approval for and the commercial introduction of Certiva(TM); the ability of the Company and its distributors to compete against competitive products, several of which have been approved, and to effectively market and sell products in their respective territories; the sales prices established for products by the Company and its distributors; the efficiency of production; the timing of the payments under license, marketing, distribution and/or development agreements with third parties; the ability of the Company to manufacture and deliver products in accordance with customer orders; the timing and costs associated with clinical trials and post-licensure testing of the Company's products; the timing and amount of funding that may be received under any additional license, marketing, distribution and/or development agreements with third parties; and the timing of and amount of proceeds from the sale of additional investment securities. The foregoing are forward looking statements and the factors affecting its outcome are described herein as well as in the first paragraph of this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the Company's other filings with the SEC, including the 1996 annual report on Form 10-K, to which the reader's attention is directed.

         There are no assurances that the Company will meet the operating results projected, that any further regulatory approvals will be received, that any milestones will be achieved, or if achieved, that milestone payments will contribute materially to the quarterly operating results of the Company.

         Product Sales. The Company anticipates additional revenues from product sales during the remainder of 1997 from the sale of its acellular pertussis vaccine in Sweden for immunization of children and to SSI for its sale of the DTaP and the DTaP-IPV vaccines in SSI's Territory. Any additional product approvals granted to SSI could lead to increased revenues from the sale of the Company's acellular pertussis vaccine. Additional revenues may be forthcoming from sale of the DTaP and/or DTaP-IPV vaccines to Behring in anticipation of or following regulatory approval for one or both of these products in the Behring Territory. There are no assurances that further product approvals will be obtained in these territories during 1997 or at all, or that once obtained SSI or Behring will be effective in the marketing and distribution of the products. The Company does not control the marketing and distribution efforts of SSI or Behring in their respective territories and, therefore, the Company's revenues for product sales in those territories are dependent upon the effectiveness of these parties' sales, marketing and distribution efforts.

         As described above, during 1996, the Company and Abbott signed an agreement under which Abbott would market Certiva(TM) and certain combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market these products to government purchasers, including state governments and the CDC. FDA approval of the Company's product license application for Certiva(TM) is pending.

         The Company, therefore, anticipates revenues during 1997 from the sale of Certiva(TM) in the United States to state governments and the CDC, and to Abbott for resale to private physicians and the managed care market. If the product is launched successfully in the United States by the Company and Abbott, revenues from operations and the prospects for profitability would significantly increase. There can be no assurance that the FDA's approval will be obtained or that, once obtained, the Company and/or Abbott will be effective in marketing and distributing the product. The principal factors affecting the approval of Certiva(TM) and its timing are believed to be the sufficiency of the clinical trials' design, the quality of the clinical data submitted to the FDA, and the adequacy of the manufacturing facilities and operations for the product, among other things. The factors affecting successful commercial launch of Certiva(TM) in the United States include, among others: successfully participating in established purchasing programs of Federal and state governments; establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the vaccine; distinguishing the Company's product from that of its competitors; establishing the Company as an effective and reliable supplier of vaccines; and establishing effective distribution channels.

         The foregoing paragraphs contain only a partial description of the factors affecting the Company's business prospects and risk factors affecting future operations. Reference is made to the Company's filings with the SEC, including the 1996 annual report on Form 10-K, for a more complete description of the risks and uncertainties affecting the Company and its business.

         Marketing, Research & Development Agreements. In December 1995, the Company signed a clinical development agreement and license agreement with Pasteur Merieux-Connaught under which the parties agreed to jointly develop its new conjugate vaccine against meningococcus B infection for both adults and pediatric indications. In 1996, the Company recognized revenue from Pasteur Merieux-Connaught under this collaboration. Future fees and funding would be made upon achievement of development, clinical and regulatory milestones. Total remaining fees and payments to the Company upon achievement of all clinical and regulatory milestones amount to $45 million. The first milestone is the satisfactory completion of a pre-clinical study. In addition, the license agreement must be ratified by the National Research Council of Canada ("NRC"). Successful completion of the milestone and ratification of the license by the NRC would trigger a payment from Pasteur Merieux-Connaught. The time it may take to achieve future milestones cannot be predicted accurately and there are no assurances that any milestone will be met during 1997 or at all or that the NRC will ratify the license agreement. In addition, Pasteur Merieux-Connaught may terminate these agreements in its sole discretion at any time.

         Under the marketing and distribution agreement with Abbott, the Company will receive during the upcoming quarters of 1997 clinical development payments aggregating $7 million on dates certain and milestone payments upon achievement of prescribed clinical and regulatory events. The first milestone relates to FDA approval of Certiva(TM) provided certain other conditions are satisfied. Total remaining payments by Abbott to the Company under the agreement, inclusive of payments expected during 1997, amount to $29 million. In addition, the Company will receive revenues from Abbott as it purchases Certiva(TM) and the combination vaccine products for resale to the private pediatric market. There are no assurances that the milestones will be met, that the quantities of Abbott's purchases of Certiva(TM) will be significant or as to the timing of such purchases, or that Abbott will not exercise its right to terminate this arrangement at any time with advance notice.

         During the  upcoming  quarters of 1997,  the Company  anticipates  that total license fees, clinical development funding and milestone payments under its existing agreements will range from $7 million to approximately $19 million. This is a forward looking statement and the factors that affect the timing of the license fee and milestone payments are in large measure outside of the control of the Company. In the first quarter of 1997, the Company recognized $530,000 of revenue under marketing, research and development agreements. The revenue recognized and to be recognized by the Company from clinical development payments received from Abbott are and will be equal to the Company's expenditures in the clinical development program for Certiva(TM) and the combination vaccines up to a specified amount. Accordingly, such revenues are likely to fluctuate from quarter to quarter and would have no effect on net operating results. The factors that affect the timing of these expenditures, and therefore, the revenues to be recognized therefrom, are subject to uncertainties related to clinical trials and the regulatory approval process. There are no assurances that the clinical development funding from Abbott will be sufficient to fund all of the Company's expenditures in the clinical development program for Certiva(TM) and the combination vaccines.

         The Company is considering the advisability of executing further distribution agreements for certain markets throughout the world. The Company also intends to collaborate in the development of selected vaccine products and may enter into additional collaborative development agreements similar in nature to that which was signed with Pasteur Merieux- Connaught, as described above. In addition, the Company is in various stages of discussions with third parties regarding various business arrangements including licensing, joint venture, acquisition, and other business agreements, some of which possibly may be concluded in the near term. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any such agreement will be significant.

TAX AND OTHER MATTERS

         At December 31, 1996, the Company and its subsidiaries had income tax loss carryforwards of approximately $9.9 million to offset future Canadian source income and approximately $55.5 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

         If more than a certain percentage of the Company's assets or income becomes passive, the Company will be classified for U.S. tax purposes as a passive foreign investment company ("PFIC"), and a U.S. taxpayer may be subject to an additional Federal income tax on receiving certain dividends from the Company or selling the Company's Common Stock. The Company has not been classified as a PFIC to date, and during 1997, the Company intends to, and believes that it can, generate sufficient other income to avoid being classified as a PFIC. This is a forward looking statement and the factors affecting this classification include, among other things, the timing and amount of revenue from product sales; the timing and amount of license fees, milestone payments and development funding under license, marketing, distribution and development agreements; the classification of payments received by the Company as active or passive; and the classification of the Company's assets as active or passive.

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


                                          NORTH AMERICAN VACCINE, INC.
                                          ----------------------------
                                                 (Registrant)


                                          By:   /s/Sharon Mates
                                                --------------------
                                                Sharon Mates, Ph.D.
                                                President


                                          By:   /s/ Lawrence J. Hineline
                                                -------------------------
                                                Lawrence J. Hineline
                                                Vice President - Finance














Date:   May 7, 1997