Form 10-Q/A
period 1996-09-30
NORTH AMERICAN VACCINE INC
filed 1997-05-27
CIK 856573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value, outstanding as of November 11, 1996 -- 31,258,833 shares

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

                  Exhibit No.       Description
                  -----------       -----------

                  10.32 Stock Purchase Agreement dated October 11, 1996 between Abbott Laboratories ("Abbott") and the Company.

                  10.33 Assets Purchase Agreement dated October 17, 1996, among the Company, Cephalon Property Management, Inc. and Cephalon, Inc. (confidential treatment has been requested for portions of this exhibit).

                  27                Financial Data Schedule.

         (b)      Reports on Form 8-K

                  On August 16, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 reporting the Agreement in principle between the Company and Abbott to market the Company's diphtheria, tetanus and acellular pertussis (DTaP) vaccine.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NORTH AMERICAN VACCINE, INC.
                                             (Registrant)



                                     By:      /s/ Sharon Mates
                                              --------------------------
                                              Sharon Mates, Ph.D.
                                              President



                                     By:      /s/ Lawrence J. Hineline
                                              --------------------------
                                              Lawrence J. Hineline
                                              Vice President - Finance














Date:    May 27, 1997