Form 10-Q
period 1997-06-30
NORTH AMERICAN VACCINE INC
filed 1997-07-30
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


-----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value, outstanding as of July 29, 1997 -- 31,619,982 shares

                                TABLE OF CONTENTS


                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................   3

          Consolidated Balance Sheets..................................   4

          Consolidated Statements of Operations........................   5

          Consolidated Statement of Shareholders' Equity...............   6

          Consolidated Statements of Cash Flows........................   7

          Notes to Condensed Consolidated Financial Statements.........   9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................  12


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..........  22

Item 6.   Exhibits and Reports on Form 8-K.............................  23


SIGNATURES ............................................................  24

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 1997, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1997.

NORTH  AMERICAN VACCINE,  INC. AND  SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS
(In  thousands, except share and per share data)

                                                       June 30,     December 31,
                                                         1997           1996
                                                     -----------   -------------
ASSETS                                               (Unaudited)
------
Current assets:
  Cash and cash equivalents                           $  60,142     $    70,881
  Accounts receivable                                       194           4,166
  Inventory                                               2,058           1,782
  Prepaid expenses and other current assets                 614             533
                                                      ----------     -----------
       Total current assets                              63,008          77,362

Property, plant and equipment, net                       36,830          40,629
Investment in affiliate, at market                        1,398           1,281
Deferred financing costs, net                             2,932           3,184
Other assets                                                421             506
                                                      ----------     -----------
   Total assets                                       $  104,589     $  122,962
                                                      ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                    $   1,354      $    1,912
  Deferred revenue                                        4,775           3,000
  Obligation under capital lease, current portion         1,570           1,496
  Other current liabilities                               5,293           4,540
                                                      ----------     -----------
      Total current liabilities                          12,992          10,948

6.50% Convertible subordinated notes, due May 1, 2003    86,250          86,250
Obligation under capital lease, net of current portion    5,068           5,871
Deferred rent credit, net of current portion                 63             114
                                                      ----------     -----------
  Total liabilities                                     104,373         103,183

Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value; unlimited shares
   authorized-
   Series A, convertible; issued and outstanding
   2,000,000 shares;
   entitled to Can $2.50 per share in liquidation         6,538           6,538
 Common stock, no par value; unlimited shares
   authorized; issued 31,616,805 shares at
   June 30, 1997 and 31,406,999 shares at
   December 31, 1996                                     75,032          71,357
 Unrealized investment holding gain                         770             653
 Accumulated deficit                                    (82,124)        (58,769)
                                                      ----------     -----------
    Total shareholders' equity                              216          19,779
                                                      ----------     -----------
  Total liabilities and shareholders' equity          $ 104,589      $  122,962
                                                      ==========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data)
(Unaudited)


                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                   1997        1996        1997         1996
                                 ----------  ----------  ---------  -----------

Revenues:
  Product sales                  $     368   $      499  $    913   $     727
  Marketing, research and
    development agreements             695            -     1,225           -
                                 ----------  ----------  --------   -----------
           Total revenues            1,063          499     2,138         727
                                 ----------  ----------  --------   -----------

 Operating expenses:
   Production                        4,327        3,764     8,634       6,696
   Research and development          4,838        2,889     9,515       5,566
   General and administrative        2,310        1,746     5,702       3,227
                                -----------  ----------  --------   -----------
       Total operating expenses     11,475        8,399    23,851      15,489
                                -----------  ----------  --------   -----------

 Operating loss                    (10,412)     (7,900)  (21,713)     (14,762)

 Other income (expenses):
   Gain on sale of investment
      in affiliate                       -           -         -        4,228
   Interest and dividend income        857         723     1,750          842
   Interest expense                 (1,693)       (925)   (3,392)        (925)
                                -----------  ----------  ---------  -----------
 Net loss                       $  (11,248)  $  (8,102)  $(23,355)  $ (10,617)
                                ===========  ==========  =========  ===========

 Net loss per share             $    (0.36)  $   (0.26)  $  (0.74)  $   (0.35)

 Weighted-average number of
   common shares outstanding        31,608       30,591    31,593      30,515




The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)


                                 Series A                             Unrealized
                                Convertible                             Invest-                   Total
                              Preferred Stock     Common Stock           ment       Accum-       Share-
                             ----------------   ------------------      Holding     ulated       holders'
                               Shares  Amount    Shares    Amount        Gains      Deficit       Equity
                             -------- -------   -------   --------     ---------   ---------    ---------

Balance, December 31, 1996     2,000   $6,538    31,407   $ 71,357     $    653   $  (58,769)   $  19,779

Exercises of stock options         -        -       205      2,252            -            -        2,252
Shares issued under
  401(k) plan                      -        -         5        110            -            -          110
Stock option compensation          -        -         -      1,313            -            -        1,313
Increase in market value
  of investment                    -        -         -          -          117            -          117
Net loss                           -        -         -          -            -      (23,355)     (23,355)
                             --------  -------   -------- ---------    ---------  -----------   ----------
Balance, June 30, 1997         2,000   $6,538    31,617   $ 75,032     $    770   $  (82,124)   $     216
                             ========  =======   ======== =========    =========  ===========   ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                        1997           1996
                                                     -----------   -----------

Cash flows from operating activities:
  Net loss                                            $(23,355)      $(10,617)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Gain on sale of investment  in affiliate                 -         (4,228)
    Loss on disposal of equipment                            -            (15)
    Depreciation and amortization                        5,430          2,411
    Amortization of deferred financing costs               252             84
    Contribution of common stock to 401(k) plan            110             83
    Stock option compensation                            1,313              -
    Decrease  in other assets                               84             33
    Decrease in deferred rent                              (45)           (40)
    Cash flows provided by other working capital
    items                                                5,580            562
                                                     -----------   -----------
      Net cash used in operating activities            (10,631)       (11,727)
                                                     -----------   -----------

Cash flows from investing activities:
    Capital expenditures                                (1,631)        (2,271)
    Proceeds from sale of investment in affiliate            -          5,199
    Proceeds from sale of equipment                          -             15
                                                     -----------   -----------
      Net cash (used in) provided by investing
      activities                                        (1,631)         2,943
                                                     -----------   -----------

Cash flows from financing activities:
    Proceeds from issuance of convertible notes              -         86,250
    Deferred financing costs of convertible notes            -         (3,519)
    Proceeds from exercises of stock options             2,252          2,262
    Principal payments on capital lease obligation        (729)             -
                                                     -----------   -----------
      Net cash provided by financing activities          1,523         84,993
                                                     -----------   -----------

Net (decrease) increase in cash and cash equivalents   (10,739)        76,209
Cash and cash equivalents, beginning of period          70,881         10,443
                                                     -----------   -----------
Cash and cash equivalents, end of period              $ 60,142       $ 86,652
                                                     ===========   ===========





The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                         1997           1996
                                                     ------------    ----------

Cash Flows Provided By Other Working Capital Items:

    Decrease (increase) in :
       Accounts receivable                           $    3,972       $  1,269
       Inventory                                           (276)           553
       Prepaid expenses and other current assets            (80)        (1,328)

    Increase (decrease) in :
       Accounts payable                                    (558)        (1,632)
       Other current liabilities                          2,522          1,700
                                                     -----------      ---------
    Net cash provided by other working capital items $    5,580       $    562
                                                     ===========      =========


 Supplemental Disclosure of Cash Flow Information:

 Cash paid for interest                              $    3,148       $      5
                                                     ===========      =========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BUSINESS

The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults. In 1996, regulatory approval of the Company's acellular pertussis vaccine formulated as a DTaP vaccine for the prevention of diphtheria, tetanus and pertussis (whooping cough) was granted in Sweden, and regulatory approval of a combined DTaP-IPV (polio) vaccine was granted in Denmark. In April 1997, the Medical Products Agency of Sweden granted regulatory approval for the Company's monovalent acellular pertussis (aP) vaccine to vaccinate children, thereby expanding the market for the Company's aP vaccine. The Company has not received approval from the U.S. Food and Drug Administration ("FDA") or any other regulatory authority to market its DTaP vaccine or any other product in development.

2.  SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF ACCOUNTING AND CURRENCY. The Company is a Canadian corporation incorporated under the Canadian Business Corporations Act ("CBCA") on August 31, 1989. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and are denominated in U.S. dollars, because the Company conducts the majority of its transactions in this currency. The application of Canadian GAAP would not result in material adjustments to the accompanying financial statements except for the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115. The effect of foreign currency translation has been immaterial.

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

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Inventories consist of the following:

                                            June 30,            December 31,
                                              1997                  1996
                                           ---------            ------------
                                                     (in thousands)
                Raw materials              $ 1,581                $ 1,518
                Work-in-process                  -                    162
                Finished goods                 477                    102
                                           -------                 ------
                     Total                 $ 2,058                $ 1,782
                                           =======                =======

4.  OTHER CURRENT LIABILITIES


Other current liabilities consisted of the following components:

                                             June 30,             December 31,
                                               1997                   1996
                                           ----------             ------------
                                                     (in thousands)
Payroll and fringe benefits                $ 1,536                  $ 1,114
Accrued interest payable                       993                      999
Reserve for contract loss                      720                      720
Accrued taxes                                  608                      608
Accrued costs of clinical trials               387                      421
Accrued construction costs                     295                      192
Accrued consulting and professional fees       164                      144
Deferred rent credit                           101                       95
Other accrued liabilities                      489                      247
                                           -------                  -------
     Total other current liabilities       $ 5,293                  $ 4,540
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

         In February 1996, the Swedish Ministry of Health granted regulatory approval to market the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis (whooping cough). This marketing authorization was the first regulatory approval for any of the Company's products. In April 1997, the Swedish Ministry of Health granted regulatory approval for the Company's monovalent acellular pertussis
(aP) vaccine to vaccinate children, thereby expanding the market for the Company's aP vaccine. In addition, the Danish National Board of Health granted regulatory approval in September 1996 of a combined DTaP-IPV (polio) vaccine for all primary and booster doses for infants and children in Denmark. This combination vaccine, which combines the DTaP vaccine with an enhanced, inactivated polio vaccine ("IPV"), was developed jointly by Statens Seruminstitut ("SSI") and the Company.

         Under supply agreements, the Company manufactures the acellular pertussis component, and SSI manufactures the diphtheria, tetanus and IPV components for the DTaP and DTaP-IPV vaccines. SSI is responsible for the marketing and distribution of the DTaP and DTaP-IPV products in the Scandinavian, Baltic and other countries comprising its territory ("SSI's Territory"). Accordingly, the Company has been selling its acellular pertussis toxoid to SSI for formulation into DTaP and DTaP-IPV for sale in Sweden and Denmark, respectively. In addition, during the fourth quarter of 1996, the Company executed a supply and distribution agreement with Chiron Behring

("Chiron Behring") covering the Company's DTaP and DTaP-IPV vaccines in Germany and Austria ("Chiron Behring's Territory").

         In 1995 and 1996, the Company recognized development revenues pursuant to agreements with Pasteur-Merieux Serums et Vaccins, a wholly-owned subsidiary of Rhone-Poulenc, which operates in North America through its subsidiary Connaught Laboratories ("Pasteur Merieux-Connaught"), under which the Company and Pasteur Merieux-Connaught will jointly develop the Company's meningococcus B vaccine. Additional funding may be provided to the Company by Pasteur Merieux-Connaught under the terms of the license and clinical development agreements. See "Outlook," below.

         In the fourth quarter of 1996, the Company and Abbott Laboratories ("Abbott") signed an agreement under which Abbott would market CERTIVA(TRADEMARK), the Company's DTaP vaccine, when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB (Haemophilus influenza type b), DTaP-IPV and DTaP-IPV-HIB combination vaccines, which are under development. Abbott will market CERTIVA(TRADEMARK) and the combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market CERTIVA(TRADEMARK) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC").

         The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott is providing the Company with clinical development funding. In addition, the Company will receive payments upon achievement of prescribed milestones. The first milestone relates to FDA approval of CERTIVA(TRADEMARK) provided certain other conditions are satisfied. In September 1995, the Company filed a product license application with the FDA for approval to market CERTIVA(TRADEMARK) and FDA approval for the vaccine is pending. Following FDA approval, the Company will receive revenues from Abbott as it purchases CERTIVA(TRADEMARK) and the combination vaccine products for resale to the private pediatric market. See "Outlook," below.

         In November 1996, the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland. That acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of real estate leases. The total acquisition cost for the equipment and leasehold improvements was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation accounted for as a capital lease, which expires in 2000. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes) and certain other financial ratios. The Company would be required to post an irrevocable letter of credit for predetermined amounts at such time as the Company is not in compliance with any of these financial covenants. The Company believes that it can maintain compliance with these financial covenants for the remainder of 1997, although there are no assurances in this regard. This is a forward looking statement and the factors that affect the Company's ability to maintain compliance with these financial covenants include, among other things, the Company's ability to control costs, manage its cash resources and the magnitude and timing of product sales and payments from license, marketing, distribution and development agreements. In addition, the Company has assumed the real estate leases underlying the facility, which are scheduled to expire in February 2001, but may be extended through 2011.

         The Company had 245 and 184 full-time employees as of June 30, 1997 and 1996, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         In 1997, the Company recognized $368,000 in revenue from product sales to SSI and $695,000 under collaborative agreements. Revenue in 1996 is from product sales to SSI.

         Production expenses were $4.3 million in 1997 compared to $3.8 million in 1996. The increase in these expenses in 1997 is due to increases in materials and labor, as the Company prepares for regulatory approval of CERTIVA(TRADEMARK) in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. Production costs attributable to a product are expensed until regulatory approval is obtained for such product.

         Research and development expenses increased to $4.8 million in 1997 from $2.9 million in 1996. The increase is attributable primarily to higher depreciation and operating costs of the Company's newly acquired facility and, to a lesser extent, labor as a result of an increase in the number of employees. These increases were offset in part by lower clinical testing and related expenses.

         General and administrative expenses were $2.3 million in 1997 as compared to $1.7 million in 1996. The increase is primarily due to higher labor as a result of an increase in the number of employees and professional service costs.

         Interest and dividend income increased to $857,000 in 1997 from $723,000 in 1996. This increase is due primarily to higher average cash balances during 1997 as compared to 1996 as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Liquidity and Capital Resources," below.

         Interest expense increased to $1.7 million in 1997 from $925,000 in 1996. The increase is due primarily to interest obligations under the convertible subordinated notes and an equipment lease accounted for as a capital lease.

         The factors cited above resulted in a net loss of $11.2 million or $0.36 per share in 1997 as compared to a net loss of $8.1 million or $0.26 per share in 1996. The weighted-average number of common shares outstanding was 31.6 million for 1997 compared to 30.6 million for 1996. The increase in the number of weighted-average shares outstanding for 1997 as compared to 1996 is attributable primarily to the exercise of stock options and the sale of 350,000 shares of the Company's Common Stock to Abbott in the fourth quarter of 1996.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         In 1997, the Company recognized $913,000 in revenue from product sales to SSI and $1.2 million under collaborative agreements. Revenue in 1996 is from product sales to SSI.

         Production expenses were $8.6 million in 1997 compared to $6.7 million in 1996. The increase in these expenses in 1997 is due to increases in materials and labor, as the Company prepares for regulatory approval of CERTIVA(TRADEMARK) in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. Production costs attributable to a product are expensed until regulatory approval is obtained for such product.

         Research and development expenses increased to $9.5 million in 1997 from $5.6 million in 1996. The increase is attributable primarily to higher depreciation and operating costs of the Company's newly acquired facility and, to a lesser extent, labor and supplies, as a result of an increase in the number of employees. These increases were offset in part by lower clinical testing and related expenses.

         General and administrative expenses were $5.7 million in 1997 as compared to $3.2 million in 1996. The increase is primarily due to the recognition of non-cash compensation expense in the amount of approximately $1.3 million related to the extension of the term of one expiring stock option and, to a lesser extent, higher labor costs as a result of an increase in the number of employees and professional service costs.

         In the first quarter of 1996, the Company sold 193,084 shares of its investment in common stock of IVAX Corporation ("IVAX"), which generated proceeds of approximately $5.2 million, and a realized gain of $4.2 million.

         Interest and dividend income increased to $1.8 million in 1997 from $842,000 in 1996. This increase is due primarily to higher average cash balances as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Liquidity and Capital Resources," below.

         Interest  expense  increased to $3.4  million in 1997 from  $925,000 in
1996  due  to  the  Company's   interest   obligations   under  the  convertible
subordinated notes and an equipment lease accounted for as a capital lease.

         The factors cited above resulted in a net loss of $23.4 million or $0.74 per share in 1997 as compared to a net loss of $10.6 million or $0.35 per share in 1996. Without the effect of the non-cash expense related to the extension of an expiring stock option, the net loss in 1997 would have been $22.0 million or $0.70 per share. Without the $4.2 million gain on the sale of investment securities, the net loss per share for 1996 would have been $0.49. The weighted-average number of common shares outstanding was 31.6 million for 1997 compared to 30.5 million for 1996. The increase in the number of weighted-average shares outstanding for 1997 as compared to 1996 is attributable primarily to the exercise of stock options and the sale of 350,000 shares of the Company's Common Stock to Abbott in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year. The notes are convertible into shares of the Company's Common Stock, at the initial conversion price of approximately $24.86 per share. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The Company has filed a registration statement with the U.S. Securities and Exchange Commission registering resales of the notes and the underlying shares of Common Stock, which has been declared effective.

         The Company's cash requirement for operations was $11.3 million in the second quarter of 1997 as compared to $6.4 million in the first quarter of 1997. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under marketing, research and development agreements and further adjusted by the timing of proceeds from the sale of investments in affiliates. The increase in cash requirements for the second quarter is attributable to a semi-annual interest payment of $2.8 million on the convertible subordinated notes made during the second quarter of 1997, and, to a lesser extent, a reduction in the amount of accounts payable and accrued expenses. At June 30, 1997, the Company had cash and cash equivalents of approximately $60.1 million and investment securities in an affiliate with a market value of $1.4 million. The investment securities consisted of 125,000 shares of IVAX common stock. The fair market value of these investment securities as of July 29, 1997 was approximately $1.2 million. These investments are volatile and therefore subject to significant fluctuations in value.

         The Company anticipates that cash requirements for operations in the third quarter of 1997 will be between approximately $8 and $10 million as the
Company: produces its acellular pertussis vaccine for commercial sale in Europe; produces CERTIVA(TRADEMARK) in anticipation of or following regulatory approval in the United States and other territories; produces investigational combination vaccines and conjugate vaccines; and conducts clinical trials. Thereafter, it is presently anticipated that quarterly cash requirements for operations will depend principally upon the level of vaccine production, costs to market CERTIVA(TRADEMARK) upon approval, the level of expenditures for the Company's ongoing research and development program, and the timing of interest payments due on the convertible subordinated notes described above. The foregoing are forward looking statements. There are no assurances that the Company will meet the projections for cash requirements for operations, that any further regulatory approvals will be received as projected, that the milestones under existing marketing and research and development agreements will be achieved, or that, if such milestones are obtained, they will contribute materially to the quarterly cash requirements. Failure or significant delays in receiving additional regulatory approvals and meeting milestones would have a significant adverse effect on the Company's future financial position.

         Total capital expenditures for the first half of 1997 were $1.6 million. Total projected capital expenditures for the remainder of 1997 are expected to be less than $3.0 million. Capital expenditures, exclusive of any future real estate acquisition or build-out plans, could fluctuate based upon a number of factors including: the Company's ability to meet demand for its licensed products from its existing facilities; the Company's ability to produce sufficient quantities of investigational products in its existing facilities; and unanticipated costs to replace or repair existing equipment and systems in order to keep the manufacturing and development facilities operational or in compliance with regulatory requirements. The Company continues to evaluate its need to build-out, lease or acquire additional research, development, production and other facilities to accommodate the Company's expanding vaccine development program. The Company has no present agreements, commitments or understandings in respect of any additional facilities and the total capital expenditures for such a project will vary substantially depending upon a number of factors including, among other things, the size of such facilities, the equipment and systems requirements for the facilities, location, zoning and other government restrictions and the magnitude of available financing.

         Cash requirements for operations and capital expenditures for the remainder of 1997 will be financed through a combination of: cash and cash equivalents; revenues from product sales, and fees and payments from license, marketing, distribution and/or development agreements; the exercise of stock options; the sale of debt and/or equity securities; mortgage financing; and equipment leases. The Company believes that it has adequate cash resources to meet its 1997 funding requirements although there are no assurances in this regard. While failure or significant delays in receiving additional regulatory approvals and satisfying milestones would have a significant adverse effect on the Company's future operating results and future financial position, the Company believes that in such event it could manage and reduce cash requirements for operations, although there are no assurances in this regard. This paragraph contains forward looking statements and the factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the magnitude and timing of product sales; the magnitude and timing of any fees and payments from license, marketing, distribution and/or development agreements; and the magnitude of fixed costs.

OUTLOOK

         The Company recognized an operating loss of $23.4 million in the first half of 1997 based on revenues of $2.1 million from product sales and under a development agreement. The Company anticipates that the remaining 1997 quarterly operating results may fluctuate significantly based upon a number of factors including, among other things: the magnitude of product sales for distribution in Europe; the timing of FDA approval for and the commercial introduction of CERTIVA(TRADEMARK); the ability of the Company and its distributors to compete against competitive products, several of which have been approved, and to effectively market and sell products in their respective territories; the sales prices established for products by the Company and its distributors; the efficiency of production; the Company's ability to produce sufficient quantities of CERTIVA(TRADEMARK); the timing of the payments under license, marketing, distribution and/or development agreements with third parties; the ability of the Company to manufacture and deliver products in accordance with customer orders; the timing and costs associated with clinical trials and post-licensure testing of the Company's products; the timing and amount of funding that may be received under any additional license, marketing, distribution and/or development agreements with third parties; and the timing of and amount of proceeds from the sale of additional investment securities. The foregoing are forward looking statements and the factors affecting its outcome are described herein as well as in the first paragraph of this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the Company's other filings with the SEC, including the 1996 annual report on Form 10-K, to which the reader's attention is directed.

         There are no assurances that the Company will meet the operating results projected, that any further regulatory approvals will be received, that any milestones will be achieved, or if achieved, that milestone payments will contribute materially to the quarterly operating results of the Company.

         PRODUCT SALES. The Company anticipates additional revenues from product sales during the remainder of 1997 to SSI for its sale of the DTaP and the DTaP-IPV vaccines in SSI's Territory and from the sale of its acellular pertussis vaccine for distribution in Sweden for immunization of older children and adolescents. Any additional product approvals granted to SSI could lead to increased revenues from the sale of the Company's acellular pertussis vaccine. Additional revenues may be forthcoming from sale of the DTaP and/or DTaP-IPV vaccines to Chiron Behring in anticipation of or following regulatory approval for one or both of these products in Chiron Behring's Territory. There are no assurances that further product approvals will be obtained in these territories during 1997 or at all, or that once obtained SSI or Chiron Behring will be effective in the marketing and distributing the products. The Company does not control the marketing and distribution efforts of SSI or Chiron Behring in their respective territories and, therefore, the Company's revenues for product sales in those territories are dependent upon the effectiveness of these parties' sales, marketing and distribution efforts.

         As described above, during 1996, the Company and Abbott signed an agreement under which Abbott would market CERTIVA(TRADEMARK) and certain combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market these products to government purchasers, including state governments and the CDC. FDA approval of the Company's product license application for CERTIVA(TRADEMARK) is pending.

         The Company, therefore, anticipates revenues during 1997 from the sale of CERTIVA(TRADEMARK) in the United States to state governments and the CDC, and to Abbott for resale to private physicians and the managed care market. If the product is launched successfully in the United States by the Company and Abbott, revenues from operations and the prospects for profitability would significantly increase. There can be no assurance that the FDA's approval will be obtained or that, once obtained, the Company and/or Abbott will be effective in marketing and distributing the product. The principal factors affecting the approval of CERTIVA(TREADEMARK) and its timing are believed to be the sufficiency of the clinical trials' design, the quality of the clinical data submitted to the FDA, and the adequacy of the systems, procedures, operations and facilities relating to the product, among other things. The factors affecting successful commercial launch of CERTIVA(TRADEMARK) in the United States include, among others: successfully participating in established purchasing programs of Federal and state governments; establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the vaccine; distinguishing the Company's product from that of its competitors; establishing the Company as an effective and reliable supplier of vaccines; production of sufficient quantities of vaccine and establishing effective distribution channels.

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

         Under the marketing and distribution agreement with Abbott, the Company will receive clinical development payments and milestone payments upon achievement of prescribed clinical and regulatory events. The first milestone relates to FDA approval of CERTIVA(TRADEMARK) provided certain other conditions are satisfied. Total remaining payments by Abbott to the Company under the agreement, inclusive of payments expected during 1997, amount to $26 million. In addition, the Company will receive revenues from Abbott as it purchases CERTIVA(TRADEMARK) and the combination vaccine products for resale to the private pediatric market. There are no assurances that the milestones will be met, that the quantities of Abbott's purchases of CERTIVA(TRADEMARK) will be significant or as to the timing of such purchases, or that Abbott will not exercise its right to terminate this arrangement at any time with advance notice.

         During the remaining quarters of 1997, the Company anticipates that total license fees, clinical development funding and milestone payments under its existing marketing, research and development agreements could be up to approximately $9 million with no assurance that any further amounts will be received during 1997. This is a forward looking statement and the factors that affect the timing of the license fee and milestone payments are in large measure outside of the control of the Company. In the first half of 1997, the Company recognized $1.2 million of revenue under marketing, research and development agreements. The revenue recognized and to be recognized by the Company from clinical development payments received from Abbott are and will be equal to the Company's expenditures in the clinical development program for CERTIVA(TRADEMARK) and the combination vaccines up to a specified amount. Accordingly, such revenues are likely to fluctuate from quarter to quarter and would have no effect on net operating results. The factors that affect the timing of these expenditures, and therefore, the revenues to be recognized therefrom, are subject to uncertainties related to clinical trials and the regulatory approval process. There are no assurances that the clinical development funding from Abbott will be sufficient to fund all of the Company's expenditures in the clinical development program for CERTIVA(TRADEMARK) and the combination vaccines.

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

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 Annual Meeting of Shareholders was held on May 20, 1997. The matters voted on and approved by the shareholders at the meeting, together with a tabulation of the respective votes, are as follows:

1. ELECTION OF DIRECTORS. The following individuals were elected, by the following votes to serve as the directors of the Company until the
         Company's next annual meeting of shareholders, or until their respective successors are duly elected and qualified or until their prior resignation or removal:

               Name                             For               Withheld
               ----                             ---               --------

          Neil Flanzraich                     28,450,017            88,240
          Francesco Bellini                   28,450,041            88,216
          Phillip Frost                       28,450,041            88,216
          Alain Cousineau                     28,450,041            88,216
          Jonathan Deitcher                   28,263,918           274,339
          Denis Dionne                        28,450,041            88,216
          Rondi Grey                          28,450,041            88,216
          Lyle Kasprick                       28,450,041            88,216
          Francois Legault                    28,450,041            88,216
          Sharon Mates                        28,450,041            88,216
          Richard Pfenniger                   28,450,041            88,216

There were no broker non-votes or abstentions in the election of directors. These individuals constitute the entire Board of Directors of the Company.

2. APPOINTMENT OF ACCOUNTANTS. Arthur Andersen LLP was duly appointed as independent public accountants of the Company for the year ending December 31, 1997, by the following vote:

                                              For            Against    Abstain
                                              ---            -------    -------

Appointment of Arthur Andersen LLP          28,435,789        93,813     8,655
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











Date: July 30, 1997