Form 10-Q
period 1997-09-30
NORTH AMERICAN VACCINE INC
filed 1997-11-07
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF NOVEMBER 5, 1997 -- 31,714,212 SHARES

                                TABLE OF CONTENTS



                                                                    PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements........................................   3

           Consolidated Balance Sheets.................................   4

           Consolidated Statements of Operations.......................   5

           Consolidated Statement of Shareholders' Equity..............   6

           Consolidated Statements of Cash Flows.......................   7

           Notes to Condensed Consolidated Financial Statements........   9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............  12

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk.................................................  21

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................  22


SIGNATURES ............................................................  23

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 1997, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1997.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1997             1996
                                                        -------------  --------------
                                                         (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                               $   55,917      $   70,881
  Accounts receivable                                            468           4,166
  Inventory                                                    2,423           1,782
  Prepaid expenses and other current assets                      806             533
                                                          ----------      ----------
          Total current assets                                59,614          77,362

Property, plant and equipment, net                            34,254          40,629
Investment in affiliate, at market                             1,492           1,281
Deferred financing costs, net                                  2,807           3,184
Other assets                                                     516             506
                                                          ----------      ----------
     TOTAL ASSETS                                         $   98,683      $  122,962
                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
----------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                        $    1,990      $    1,912
  Deferred revenue                                             4,290           3,000
  Obligation under capital lease, current portion              1,608           1,496
  Other current liabilities                                    6,714           4,540
                                                          ----------      ----------
         Total current liabilities                            14,602          10,948


6.50% Convertible subordinated notes, due May 1, 2003         86,250          86,250

Obligation under capital lease, net of current portion         4,651           5,871
Deferred rent credit, net of current portion                      38             114
                                                          ----------      ----------
     Total liabilities                                       105,541         103,183


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, no par value; unlimited shares
     authorized-
       Series A, convertible; issued and outstanding
       2,000,000 shares; entitled to Can $2.50 per
       share in liquidation                                    6,538           6,538
  Common stock, no par value; unlimited shares
   authorized; issued 31,635,780 shares at
   September 30, 1997 and 31,406,999 shares at
   December 31, 1996                                           75,264         71,357
  Unrealized investment holding gain                              864            653
  Accumulated deficit                                         (89,524)       (58,769)
                                                          -----------     ----------
         Total shareholders' (deficit) equity                  (6,858)        19,779
                                                          -----------     ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)        $    98,683     $  122,962
     EQUITY                                               ===========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                   THREE MONTHS              NINE MONTHS
                                                     ENDED                      ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              1997          1996          1997         1996
                                           -----------  -------------  -----------  -----------
 REVENUES:
      Product sales                          $    465    $     -      $     1,378   $      727
      Marketing, research and development
        agreements                              6,485          -            7,710           -
                                             --------    --------     -----------   ----------
           Total revenues                       6,950          -            9,088          727
                                             --------    --------     -----------   ----------

 OPERATING EXPENSES:
     Production                                 5,234       4,058          13,868       10,754
     Research and development                   4,931       2,560          14,446        8,126
     General and administrative                 3,239       1,599           8,941        4,826
                                             --------    --------     -----------   ----------
           Total  operating expenses           13,404       8,217          37,255       23,706
                                             --------    --------     -----------   ----------

 OPERATING LOSS                                (6,454)     (8,217)        (28,167)     (22,979)

 OTHER INCOME (EXPENSES):
     Gain on sale of investment in
     affiliate                                      -          -              -          4,228
     Interest and dividend income                 739       1,075           2,489        1,917
     Interest expense                          (1,685)     (1,531)         (5,077)      (2,456)
                                            ----------   --------     -----------    ---------

 NET LOSS                                   $  (7,400)   $ (8,673)    $   (30,755)  $  (19,290)
                                            ==========   ========     ===========   ==========

 NET LOSS PER SHARE                         $   (0.23)   $  (0.28)    $     (0.97)  $    (0.63)


 WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                              31,627      30,769          31,604       30,600



The accompanying notes are are integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
(IN THOUSANDS)
(UNAUDITED)


                                       SERIES A                            UNREALIZED             TOTAL
                                      CONVERTIBLE                            INVEST-              SHARE
                                    PREFERRED STOCK      COMMON STOCK         MENT     ACCUMU-   HOLDERS'
                                   ------------------ --------------------  HOLDING     LATED    EQUITY
                                   SHARES    AMOUNT    SHARES    AMOUNT      GAINS     DEFICIT  (DEFICIT)
                                   --------  -------- --------  ---------- ---------- --------  ----------
Balance, December 31, 1996         2,000   $ 6,538     31,407   $ 71,357   $  653     $(58,769)  $ 19,779

Exercises of stock options             -         -        221      2,421        -            -      2,421
Shares issued under
 401(k) plan                           -         -          8        173        -            -        173
Stock option compensation              -         -          -      1,313        -            -      1,313
Increase in market value
  of investment                        -         -          -          -      211            -        211
Net loss                               -         -          -          -        -      (30,755)   (30,755)
                                  ------   -------    -------   --------   ------     --------   --------
Balance, September 30, 1997        2,000   $ 6,538     31,636   $ 75,264   $  864     $(89,524)  $ (6,858)
                                  ======   =======    =======   ========   ======     ========   ========


The accompanying notes are an integral part of these condensed financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                           1997           1996
                                                        ------------ -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $ (30,755)   $ (19,290)

    Adjustments to reconcile net loss
    to net cash used in operating activities:
          Gain on sale of investment in affiliate                -       (4,228)
          Loss on disposal of equipment                          -          (15)
          Depreciation and amortization                      8,211        3,697
          Amortization of deferred financing costs             377          210
          Contribution of common stock to 401(k) plan          173          131
          Stock option compensation                          1,313            -
          (Increase) Decrease  in other assets                 (10)          24
          Decrease in deferred rent                            (67)         (60)
          Cash flows provided by other working capital       6,317        1,735
                                                         ---------    ---------
              Net cash  used in operating activities       (14,441)     (17,796)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (1,836)      (3,345)
    Proceeds from sale of investment in affiliate                -        5,199
    Proceeds from sale of equipment                              -           15
                                                         ---------    ---------
       Net cash (used in) provided by investing
       activities                                           (1,836)       1,869
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible notes                  -       86,250
    Deferred financing costs of convertible notes                -       (3,519)
    Proceeds from exercises of stock options                 2,421        4,634
    Principal payments on capital lease obligation          (1,108)           -
                                                         ---------    ---------
            Net cash provided by financing                   1,313       87,365
                                                         ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (14,964)      71,438
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              70,881       10,443
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  55,917    $  81,881
                                                         =========    =========

The accompanying notes are an integral part of these condensed financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)
(UNAUDITED)
                                                              NINE MONTHS
                                                                 ENDED
                                                             SEPTEMBER 30,
                                                         1997           1996
                                                     ------------  -------------

CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

    Decrease (increase) in :
          Accounts receivable                         $   3,698      $   2,000
          Inventory                                        (641)          (915)
          Prepaid expenses and other current assets        (273)           (28)

    Increase (decrease) in:
          Accounts payable                                   78         (1,816)
          Other current liabilities                       3,455          2,494
                                                      ---------      ---------
    Net cash provided by other working capital items  $   6,317      $   1,735
                                                      =========      =========



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                               $   3,308      $       9
                                                      =========      =========



The accompanying notes are an integral part of these condensed financial statements.

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

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Inventories consist of the following:

                                       September 30,      December 31,
                                          1997               1996
                                          ----               ----
                                               (in thousands)
   Raw materials                        $ 2,282             $1,518
   Work-in-process                          -                  162
   Finished goods                           141                102
                                        -------             ------
        Total                           $ 2,423             $1,782
                                        =======             ======

4.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following components:

                                                 September 30,    December 31,
                                                      1997            1996
                                                      ----            ----
                                                         (in thousands)
Payroll and fringe benefits                       $  1,868          $ 1,114
Accrued interest payable                             2,391              999
Reserve for contract loss                              720              720
Accrued taxes                                          608              608
Accrued costs of clinical trials                       276              421
Accrued construction costs                             180              192
Accrued consulting and professional fees               216              144
Deferred rent credit                                   104               95
Other accrued liabilities                              351              247
                                                  --------          -------
     Total other current liabilities              $  6,714          $ 4,540
                                                  ========          =======


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

              Under supply agreements, the Company manufactures the acellular pertussis component, and SSI manufactures the diphtheria, tetanus and IPV components for the DTaP and DTaP-IPV vaccines. SSI is responsible for the marketing and distribution of the DTaP and DTaP- IPV products in the Scandinavian, Baltic and other countries comprising its territory ("SSI's Territory"). Accordingly, the Company has been selling its acellular pertussis toxoid to SSI for formulation into DTaP and DTaP-IPV for sale in Sweden and

Denmark, respectively. In addition, during the fourth quarter of 1996, the Company executed a supply and distribution agreement with Chiron Behring ("Chiron Behring") covering the Company's DTaP and DTaP-IPV vaccines in Germany and Austria ("Chiron Behring's Territory").

              In 1995, 1996 and 1997, the Company has recognized development revenues pursuant to agreements with Pasteur-Merieux Serums et Vaccins, a wholly-owned subsidiary of Rhone-Poulenc, which operates in North America through its subsidiary Connaught Laboratories ("Pasteur Merieux Connaught"), under which the Company and Pasteur Merieux Connaught will jointly develop the Company's meningococcus B vaccine. Additional funding may be provided to the Company by Pasteur Merieux Connaught under the terms of the license and clinical development agreements. See "Outlook," below.

              In the fourth quarter of 1996, the Company and Abbott Laboratories
("Abbott") signed an agreement under which Abbott would market CERTIVA(TM), the Company's DTaP vaccine, when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB (Haemophilus influenza type
b), DTaP-IPV and DTaP-IPV-HIB combination vaccines, which are under development. Abbott will market CERTIVA(TM) and the combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market CERTIVA(TM) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC").

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

              In November 1996, the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland. That acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of real estate leases. The total acquisition cost for the equipment and leasehold improvements was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation accounted for as a capital lease, which expires in 2000. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes) and certain other financial ratios. The Company would be required to post an irrevocable letter of credit for predetermined amounts at such time as the Company is not in compliance with any of these financial covenants. The Company believes that it can maintain compliance with these financial covenants through the first half of 1998, although there are no assurances in this regard. This is a forward looking statement and the factors that affect the Company's ability to maintain compliance with these financial covenants include, among other things, the Company's ability to control costs, manage its cash resources and the magnitude and timing of product sales and payments from license, marketing, distribution and development agreements. In addition, the Company has assumed the real estate leases underlying the facility, which are scheduled to expire in February 2001, but may be extended through 2011.

              The Company had 259 and 196 full-time employees as of September 30, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

              In 1997, the Company recognized $465,000 in revenue from product sales to SSI and $6.5 million under collaborative agreements. Revenue from collaboration agreements consists of $6 million milestone payment from Pasteur Merieux Connaught under the license and development agreements covering the Company's meningococcal B vaccine, with the balance representing revenue attributable to development funding under the Company's agreement with Abbott.

              Production expenses were $5.2 million in 1997 compared to $4.1 million in 1996. The increase in these expenses in 1997 is due to increases in labor, materials, and facilities operating costs as the Company prepares for regulatory approval of CERTIVA(TM) in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. Production costs attributable to a product are expensed until regulatory approval is obtained for such product.

              Research and development expenses increased to $4.9 million in 1997 from $2.6 million in 1996. The increase is attributable primarily to higher depreciation and operating costs of the Company's newly acquired facility and, to a lesser extent, labor as a result of an increase in the number of employees. These increases were offset in part by lower clinical testing and related expenses.

              General and administrative expenses were $3.2 million in 1997 as compared to $1.6 million in 1996. The increase is primarily due to a technology license fee payment and to a lesser extent professional service costs and higher labor as a result of an increase in the number of employees.

              Interest and dividend income decreased to $739,000 in 1997 from $1.1 million in 1996. This reduction is due primarily to a change in the average cash balance.

              Interest expense increased to $1.7 million in 1997 from $1.5 million in 1996. The increase is due primarily to an equipment lease accounted for as a capital lease.

              The factors cited above resulted in a net loss of $7.4 million or $0.23 per share in 1997 as compared to a net loss of $8.7 million or $0.28 per share in 1996. The weighted-average number of common shares outstanding was 31.6 million for 1997 compared to 30.8 million for 1996. The increase in the number of weighted-average shares outstanding for 1997 as compared to 1996 is attributable primarily to the exercise of stock options and the sale of 350,000 shares of the Company's Common Stock to Abbott in the fourth quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

              In 1997, the Company recognized $1.4 million in revenue from product sales to SSI and $7.7 million under collaborative agreements. Revenue from collaboration agreements consists of $6 million milestone payment from Pasteur Merieux Connaught under the license and development agreements covering the Company's meningococcal B vaccine, with the balance representing revenue attributable to development funding under the Company's agreement with Abbott. Revenue in 1996 is from product sales to SSI.

              Production expenses were $13.9 million in 1997 compared to $10.8 million in 1996. The increase in these expenses in 1997 is due to increases in materials, labor, and facilities operating costs as the Company prepares for regulatory approval of CERTIVA(TM) in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. Production costs attributable to a product are expensed until regulatory approval is obtained for such product.

              Research and development expenses increased to $14.4 million in 1997 from $8.1 million in 1996. The increase is attributable primarily to higher depreciation and operating costs of the Company's newly acquired facility and, to a lesser extent, labor and supplies, as a result of an increase in the number of employees. These increases were offset in part by lower clinical testing and related expenses.

              General and administrative expenses were $8.9 million in 1997 as compared to $4.8 million in 1996. Approximately half of this increase is due to the combined effect of the recognition of non-cash compensation expense in the amount of approximately $1.3 million, related to the extension of the term of one expiring stock option and to a one-time technology license fee payment. The remaining increase is attributable to higher labor costs as a result of an increase in the number of employees and professional service costs.

              In the first quarter of 1996, the Company sold 193,084 shares of its investment in common stock of IVAX Corporation ("IVAX"), which generated proceeds of approximately $5.2 million, and a realized gain of $4.2 million.

              Interest and dividend income increased to $2.5 million in 1997 from $1.9 in 1996. This increase is due primarily to higher average cash balances as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Liquidity and Capital Resources," below.

              Interest expense increased to $5.1 million in 1997 from $2.5 million in 1996 due to the Company's interest obligations under the convertible subordinated notes and an equipment lease accounted for as a capital lease.

              The factors cited above resulted in a net loss of $30.8 million or $0.97 per share in 1997 as compared to a net loss of $19.3 million or $0.63 per share in 1996. Without the effect of the non-cash expense related to the extension of an expiring stock option, the net loss in 1997 would have been $29.4 million or $0.93 per share. Without the $4.2 million gain on the sale of investment securities, the net loss per share for 1996 would have been $0.77. The weighted-average number of common shares outstanding was 31.6 million for 1997 compared to 30.6 million for 1996. The increase in the number of weighted-average shares outstanding for 1997 as compared to 1996 is attributable primarily to the exercise of stock options and the sale of 350,000 shares of the Company's Common Stock to Abbott in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

              In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year. The notes are convertible into shares of the Company's Common Stock, at the initial conversion price of approximately $24.86 per share. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The Company has filed a registration statement with the U.S. Securities and Exchange Commission, which has been declared effective, registering resales of the notes and the underlying shares of Common Stock.

              The Company's cash requirement for operations was $9.8 million in the third quarter of 1997 as compared to $11.3 million in the second quarter of 1997. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under marketing, research and development agreements and further adjusted by the timing of proceeds from the sale of investments in affiliates. The decrease in cash requirements from the second quarter is attributable primarily to a semi-annual interest payment of $2.8 million on the convertible subordinated notes made during the second quarter of 1997. At September 30, 1997, the Company had cash and cash equivalents of approximately $55.9 million and investment securities in an affiliate with a market value of $1.5 million. The investment consisted of 125,000 shares of IVAX common stock. The fair market value as of November 6, 1997 was approximately $1.0 million. This investment is volatile and therefore subject to significant fluctuations in value.

              The Company anticipates that cash requirements for operations in the fourth quarter of 1997 will be between approximately $12 and $13 million as the Company: produces its acellular pertussis vaccine for commercial sale in Europe; produces CERTIVA(TM) in anticipation of or following regulatory approval in the United States and other territories; produces investigational combination vaccines and conjugate vaccines; and conducts clinical trials. Thereafter, it is presently anticipated that quarterly cash requirements for operations will depend principally upon the level of vaccine production, costs to market CERTIVA(TM) upon approval, the level of expenditures for the Company's ongoing research and development program, and the timing of interest payments due on the convertible subordinated notes described above. The foregoing are forward looking statements. There are no assurances that the Company will meet the projections for cash requirements for operations, that any further regulatory approvals will be received as projected, that the milestones under existing marketing and research and development agreements will be achieved, or that, if such milestones are obtained, they will contribute materially to the quarterly cash requirements. Failure or significant delays in receiving additional regulatory approvals and meeting milestones would have a significant adverse effect on the Company's future financial position.

              Total capital  expenditures for the first nine months of 1997 were
$1.8 million. Total projected capital expenditures for the last quarter of 1997 are expected to be less than $1.0 million. The Company is in the planning stages of expanding its manufacturing capacity for its vaccine products for both clinical trials and for commercial sale. Total projected capital expenditures for 1998 for facilities' modifications, equipment, systems and other capital additions could range between $4 million to $8 million, depending upon the ultimate extent of the expansions, which has not yet been determined. The amount of and timing for capital expenditures could fluctuate based upon a number of factors including: the magnitude of the changes in the facilities required to meet demand for the Company's acellular pertussis products; the equipment and leasehold improvements required in order to expand the Company's production capacity for investigational products; the anticipated timing for further regulatory approvals of existing products; the anticipated timing for regulatory approval of future products; and unanticipated costs to replace or repair existing equipment and systems in order to keep the manufacturing and development facilities operational or in compliance with regulatory requirements.

              The capital expenditures described above are exclusive of any future real estate acquisition or build-out plans. The Company continues to evaluate its need to build-out, lease or acquire additional research, development, and other facilities to accommodate the Company's expanding vaccine development program. The Company's sublease for its research and development facilities is scheduled to expire in 1998, and the Company is presently evaluating several options for those operations including renewing its sublease at existing rates. The Company has no present agreements, commitments or understandings in respect of any additional facilities and any related capital expenditures will vary substantially depending upon a number of factors including, among other things, the size of such facilities, the equipment and systems requirements for the facilities, location, zoning and other government restrictions and the magnitude of available financing.

              Cash requirements for operations and capital expenditures for the last quarter of 1997 and the first quarter of 1998 will be financed through a combination of: cash and cash equivalents; revenues from product sales; fees and payments from existing and/or new license, marketing, distribution and/or development agreements; the exercise of stock options; the sale of debt and/or equity securities; mortgage financing; and equipment leases. The Company believes that it has adequate cash resources to meet its 1997 and 1998 funding requirements although there are no assurances in this regard. While failure or significant delays in receiving additional regulatory approvals and satisfying milestones would have a significant adverse effect on the Company's future operating results and future financial position, the Company believes that in such event it could manage and reduce cash requirements for operations, although there are no assurances in this regard. This paragraph contains forward looking statements and the factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the magnitude and timing of product sales; the magnitude and timing of any fees and payments from license, marketing, distribution and/or development agreements; and the magnitude of fixed costs.

OUTLOOK

              The Company recognized an operating loss of $30.8 million in the first nine months of 1997 based on revenues of $1.4 million from product sales, $6.0 million from collaborative milestone and license payments, and $1.7 million under a development agreement. The Company anticipates that the next several quarters operating results may fluctuate significantly based upon a number of factors including, among other things: the magnitude of product sales for distribution in Europe; the timing of FDA marketing clearance; the timing for the commercial introduction of CERTIVA(TM); the ability of the Company and its distributors to compete against competitive products, several of which have been approved, and to effectively market and sell products in their respective territories; the sales prices established for products by the Company and its distributors; the efficiency of the Company's production operations; the timing of the payments under license, marketing, distribution and/or development agreements with third parties; the ability of the Company to manufacture and deliver products in accordance with customer orders; the timing and costs associated with clinical trials and post-licensure testing of the Company's products; the timing and amount of funding that may be received under any additional license, marketing, distribution and/or development agreements with third parties; and the timing of and amount of proceeds from the sale of additional investment securities. The foregoing are forward looking statements and the factors affecting its outcome are described herein as well as in the first paragraph of this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the Company's other filings with the SEC, including the 1996 annual report on Form 10-K, to which the reader's attention is directed.

              There are no assurances that the Company will meet the operating results projected, that any further regulatory approvals will be received, that any milestones will be achieved, or if achieved, that milestone payments will contribute materially to the quarterly operating results of the Company.

              PRODUCT SALES. The Company anticipates additional revenues from product sales during the fourth quarter of 1997 to SSI for its sale of the DTaP and the DTaP-IPV vaccines in SSI's Territory and from the sale of its acellular pertussis vaccine for distribution in Sweden for immunization of older children and adolescents. Any additional product approvals granted to SSI could lead to increased revenues from the sale of the Company's acellular pertussis vaccine. Additional revenues may be forthcoming from sale of the DTaP and/or DTaP-IPV vaccines to Chiron Behring in anticipation of or following regulatory approval for one or both of these products in Chiron Behring's Territory. There are no assurances that further product approvals will be obtained in these territories during 1997 or at all, or that once obtained SSI or Chiron Behring will be effective in the marketing and distributing the products. The Company does not control the marketing and distribution efforts of SSI or Chiron Behring in their respective territories and, therefore, the Company's revenues for product sales in those territories are dependent upon the effectiveness of these parties' sales, marketing and distribution efforts.

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

              The Company, therefore, anticipates revenues from the sale of CERTIVA(TM) in the United States to Abbott for resale to private physicians and the managed care market beginning in 1997 or early 1998, and to state governments and the CDC beginning in early 1998. If the product is launched successfully in the United States by the Company and Abbott, revenues from operations and the prospects for profitability would increase. The foregoing are forward looking statements and there are no assurances that the Company will achieve profitability based solely on revenues from its acellular pertussis vaccine or any future vaccines under development. There can be no assurance that the FDA's approval will be obtained or that, once obtained, the Company and/or Abbott will be effective in marketing and distributing the product. The principal factors affecting the approval of CERTIVA(TM) and its timing are believed to be the sufficiency of the clinical trials' design, the quality of the clinical data submitted to the FDA, and the adequacy of the systems, procedures, operations and facilities relating to the product, among other things. The factors affecting successful commercial launch of CERTIVA(TM) in the United States include, among others: successfully participating in established purchasing programs of Federal and state governments; establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the vaccine; distinguishing the Company's product from that of its competitors; establishing the Company as an effective and reliable supplier of vaccines; production of sufficient quantities of vaccine and establishing effective distribution channels.

              The foregoing paragraphs contain only a partial description of the factors affecting the Company's business prospects and risk factors affecting future operations. Reference is made to the Company's filings with the SEC, including the 1996 annual report on Form 10-K, for a more complete description of the risks and uncertainties affecting the Company and its business.

              MARKETING, RESEARCH & DEVELOPMENT AGREEMENTS. In December 1995, the Company signed a clinical development agreement and license agreement with Pasteur Merieux Connaught under which the parties agreed to jointly develop its new conjugate vaccine against meningococcus B infection for both adults and pediatric indications. In 1996, the Company recognized revenue from Pasteur Merieux Connaught under these agreements, and in the third quarter of 1997, the Company received a $6 million milestone payment under this collaboration. Future fees and funding would be made upon achievement of development, clinical and regulatory milestones. Total remaining fees and payments to the Company upon achievement of all clinical and regulatory milestones amount to $39 million. The time it may take to achieve future milestones cannot be predicted accurately, and there are no assurances that any additional milestones will be met. In addition, Pasteur Merieux Connaught may terminate these agreements in its sole discretion at any time.

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

              For the last quarter of 1997, the Company anticipates that total receipts of license fees, clinical development funding and milestone payments under its existing marketing, research and development agreements could be up to approximately $3 million with no assurance that any further amounts will be received during 1997. This is a forward looking statement and the factors that affect the timing of the license fee and milestone payments are in large measure outside of the control of the Company. In the first nine months of 1997, the Company recognized $7.7 million of revenue under marketing, research and development agreements, which includes the $6 million received under the agreements with Pasteur Merieux Connaught. The revenue recognized by the Company from clinical development payments received from Abbott are and will be equal to the Company's expenditures in the clinical development program for CERTIVA(TM) and the combination vaccines up to a specified amount. Accordingly, such revenues are likely to fluctuate from quarter to quarter and would have no effect on net operating results. The factors that affect the timing of these expenditures, and therefore, the revenues to be recognized therefrom, are subject to uncertainties related to the planning, commencement and completion of clinical trials and the regulatory approval process. There are no assurances that the clinical development funding from Abbott will be sufficient to fund all of the Company's expenditures in the clinical development program for CERTIVA(TM) and the combination vaccines.

              The Company is considering the advisability of executing further distribution agreements for certain markets throughout the world. The Company also intends to collaborate in the development of selected vaccine products and may enter into additional collaborative development agreements similar in nature to that which was signed with Pasteur Merieux Connaught, as described above. In addition, the Company is in various stages of discussions with third parties regarding various business arrangements including licensing, joint venture, acquisition, and other business agreements, some of which possibly may be concluded in the near term. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any such agreement will be significant.

TAX AND OTHER MATTERS

              At December 31, 1996, the Company and its subsidiaries had income tax loss carryforwards of approximately $11.8 million to offset future Canadian source income and approximately $56.0 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

              Not applicable.

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


                                         NORTH AMERICAN VACCINE, INC.
                                             (Registrant)


                                         By:    /s/ SHARON MATES
                                                --------------------------
                                                Sharon Mates, Ph.D.
                                                President


                                         By:    /s/ LAWRENCE J. HINELINE
                                                ---------------------------
                                                Lawrence J. Hineline
                                                Vice President - Finance














Date: November 7, 1997