Form 10-K
period 1997-12-31
NORTH AMERICAN VACCINE INC
filed 1998-03-25
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                   (Mark One)
            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                 ------------   ------------

                         Commission file number 1-10451

                          NORTH AMERICAN VACCINE, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                    Canada                               98-0121241
                    ------                               ----------
             (State or other jurisdiction of           (IRS Employer
             incorporation or organization)         Identification No.)

               12103 Indian Creek Court
                 Beltsville, Maryland                       20705
                 --------------------                       -----
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (301) 419-8400
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

     Common Stock, No Par Value                American Stock Exchange
     --------------------------                -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

   Specified date -- March 15, 1998; Aggregate market value -- $267,103,568
                                                                -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock, no par value, outstanding as of March 15, 1998 -- 32,050,452
                                                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference certain sections of the registrant's Proxy Statement to be furnished to shareholders pursuant to the Securities Exchange Act of 1934, as amended, in connection with the 1998 Annual Meeting of Shareholders of the registrant (the "1998 Proxy Statement").


                                TABLE OF CONTENTS

ITEM              DESCRIPTION                                               PAGE

                  PART I

1   Business.................................................................  3
2   Properties............................................................... 29
3   Legal Proceedings........................................................ 30
4   Submission of Matters to a Vote of Security Holders...................... 30

                  PART II

5   Market for Registrant's Common Equity and Related Stockholder Matters.... 31
6   Selected Financial Data.................................................. 32
7   Management's Discussion and Analysis of Financial Condition and Results
    of Operation............................................................. 34
7A  Quantitative and Qualitative Disclosures About Market Risk .............. 45
8   Financial Statements and Supplementary Data.............................. 45
9   Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure............................................................... 68

                  PART III

10  Directors and Executive Officers of the Registrant....................... 68
11  Executive Compensation................................................... 68
12  Security Ownership of Certain Beneficial Owners and Management........... 68
13  Certain Relationships and Related Transactions........................... 68

                  PART IV

14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......... 69

    Signatures............................................................... 70

                                     PART I


ITEM 1.    BUSINESS


INTRODUCTION

         North American Vaccine, Inc. (the "Company") is engaged in the research, development, production and sale of vaccines for the prevention of human infectious diseases. The Company's first product is a patented, monocomponent acellular pertussis ("aP") vaccine for the prevention of whooping cough. The aP vaccine has been combined with diphtheria and tetanus toxoids as a combined diphtheria-tetanus-acellular pertussis ("DTaP") vaccine to be marketed in the United States under the trade name Certiva(TM). Regulatory approvals were granted in 1996 in Sweden for a European formulation of Certiva(TM) and in Denmark for a DTaP-IPV vaccine, which combines the European formulation of Certiva(TM) with an enhanced, inactivated polio vaccine ("IPV"). In addition, regulatory approval was granted in Sweden in April 1997 for the Company's aP vaccine for children and young adolescents at risk for pertussis, thereby expanding the indications and usage of the aP vaccine. The Company has numerous other vaccines in varying stages of development, including combination vaccines using Certiva(TM) as an "anchor," as well as several conjugate vaccines for the prevention of various bacterial diseases in children and adults.

         Vaccination against infectious disease is a primary component of pediatric, and an increasingly important element of adult health-care programs throughout the world. For example, in the United States, ten pediatric vaccines, including vaccines for the prevention of diphtheria, tetanus, pertussis and polio, are generally required by state immunization programs. The Company estimates that over 25 million doses of combination diphtheria, tetanus and pertussis vaccines were sold in the United States during 1996. The Company believes that a market of at least comparable size exists outside the United States. In the adult market, vaccinations, particularly of older persons, could lower the number of deaths annually in the United States from influenza, pneumonia and hepatitis B infections. In 1994, The United States Department of Health and Human Services estimated that the costs to society of diseases for which vaccines currently exist exceeded $10 billion each year. As a result, health-care providers, including managed care organizations, have increasingly recognized that immunization of adults is a cost effective method for preventing the incidence of disease and infection.

         DTAP VACCINE. Vaccination against diphtheria, tetanus and pertussis is mandated by most states for all children with a total of five doses administered at two, four, six and between 15 to 18 months of age and immediately prior to entering grade school. Prior to 1996, only combined diphtheria, tetanus and "whole cell" pertussis ("DTP") vaccines were approved for use in the United States for all recommended pediatric doses; however, within the past two years, three DTaP vaccines have been licensed by the United States Food and Drug Administration ("FDA") for all five doses of the pediatric immunization series. The Company believes that DTaP vaccines are now replacing the "whole cell" DTP vaccines and are preferred in the childhood immunization schedule recommended by the Advisory Committee on Immunization Practices ("ACIP") of the U.S. Centers for Disease Control and Prevention ("CDC") and the American Academy of Pediatrics ("AAP"). The Company's acellular pertussis vaccine is unique and distinct from all other pertussis vaccines in that it contains only pertussis "toxoid" (i.e., pertussis toxin that has been purified and chemically inactivated by hydrogen peroxide), instead of the entire Bordetella pertussis bacteria or two or more of its components. Clinical studies have shown that the

Company's toxoid induces immunity with fewer serious adverse reactions than the "whole cell" pertussis vaccine. The Company holds exclusive licenses under United States and foreign patents on the aP toxoid and the method of its manufacture.

         The Company's license applications for approval to market Certiva(TM) in the United States are pending with the FDA. In addition, license applications for the European formulation of Certiva(TM) are pending in several European countries. See "Products Under Development - Acellular Pertussis Vaccines."

         COMBINATION VACCINES. Using Certiva(TM) as an "anchor" for combining additional pediatric vaccines, the Company is developing combination vaccines that may be administered in a single injection. The Company believes that, in many instances, these combination vaccines may replace stand-alone vaccines because combination vaccines will reduce the number of required injections, which could lower treatment costs and improve compliance with standard vaccination schedules. The Company's first combination vaccine, DTaP-IPV, combines an IPV with Certiva(TM). In September 1996, the Danish National Board of Health granted Statens Seruminstitut ("SSI") of Copenhagen, Denmark approval to market the DTaP-IPV vaccine for all primary and booster doses for infants and children. In the United States, the ACIP and AAP have issued a revised recommendation related to polio vaccination. A sequential schedule, including two doses of IPV followed by two doses of oral polio vaccination ("OPV") is now the preferred recommendation, although a four-dose OPV or four-dose IPV schedule is acceptable. The Company has filed an investigational new drug application with the FDA to conduct clinical trials with a DTaP-IPV in the United States. The Company is pursuing regulatory approval of a DTaP-IPV vaccine in selected European countries. The Company also is developing a DTaP-HIB vaccine that combines the Company's DTaP vaccine with a vaccine against Haemophilus influenzae type b ("HIB") infections, as well as a DTaP-IPV-HIB vaccine. See "Products Under Development Combination Vaccines."

         CONJUGATE VACCINES. The Company, using patented and proprietary technologies, is developing several conjugate vaccines for prevention of infectious diseases in children and adults. Conjugate vaccines are formed by chemically linking (i.e., conjugating) polysaccharides to a "carrier" protein. This procedure has been shown to enhance the immunogenic properties of the polysaccharides, particularly in infants. Conjugate vaccines may be useful in preventing several serious diseases, including meningitis, pneumonia and strep throat in all groups, including infants and children. Vaccines are not currently available for the prevention of several of these diseases. The Company is currently participating in Phase II clinical trials in infants and children for its Group C meningococcal conjugate vaccine in the United Kingdom, and a Phase II clinical trial is being conducted for a vaccine against Group B streptococcal infections utilizing patented technologies held by the Company. See "Products Under Development - Conjugate Vaccines."

         COLLABORATIONS. To further develop and expand its technologies in pediatric and adult vaccines, the Company has established several relationships, including licenses and collaborations with pharmaceutical companies, universities and government agencies. Some of these institutions have provided funding for clinical trials and research, and conducted joint development projects with the Company. For example, the Company has entered into agreements with Pasteur Merieux-Connaught to jointly develop the Company's new conjugate vaccine against Group B meningococcal infection, for immunization of adults, adolescents and infants.

         The Company also has entered into marketing alliances for its first commercial products. For example, under an agreement with Abbott Laboratories ("Abbott"), Certiva(TM) will be marketed and distributed in the United States by Abbott to the private physicians and managed care markets and by the Company to government purchasers, including state governments and the CDC. See "Business Relationships" and "Marketing of Vaccines."

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

OVERVIEW OF VACCINE MARKET

         PEDIATRIC VACCINES. Due to the potential for epidemic disease, most countries consider vaccinations to be a matter of national importance. In the United States, the ten vaccines generally required by state pediatric vaccination programs are intended to prevent diphtheria, tetanus, pertussis, measles, mumps, rubella, polio, HIB, hepatitis B and varicella (chicken pox). In addition to these ten vaccines, the ACIP and AAP periodically review current immunization practices and issue their recommendations for additional pediatric vaccinations. In Western Europe, vaccination against diphtheria, tetanus and pertussis is generally recommended, with each country establishing its own vaccination schedules and requirements.

         Children in the United States receive immunizations from public providers, such as local health departments, and from private providers. Immunizations provided by public providers are generally paid for through federal and state government funding under public health programs. These programs are intended to reduce barriers to immunization and to improve immunization rates by providing free vaccine to qualifying infants and children. Government purchases historically have been at prices substantially below those offered to the private sector and presently account for a substantial proportion of the vaccine doses distributed in the United States. In addition, the government promotes the availability of an adequate supply of necessary pediatric vaccines for United States public health programs. In order to achieve this objective, the National Childhood Vaccine Injury Act of 1986 ("NCVI Act") created a no-fault insurance program designed to compensate those who suffer specified vaccine-related injuries associated with the administration of one or more of the vaccines generally required by state pediatric vaccination programs. This insurance program is funded through the levy of an excise tax paid by the manufacturers on the sale of certain pediatric vaccines, including combined diphtheria-tetanus-pertussis vaccines.

         ADULT VACCINES. Adults, especially older persons who are at greater risk of contracting and succumbing to disease and infection, can benefit greatly from immunizations. In 1994, the United States Department of Health and Human Services estimated that the costs to society of diseases for which vaccines currently exist exceeded $10 billion each year. In addition, vaccines have been widely recognized as highly cost-effective in preventing the incidence of disease and infection. For example, a 1995 study published in The New England Journal of Medicine indicates that annual immunizations with influenza vaccine, which costs approximately $10 per dose, reduce the medical costs and sick days by more than $46 per patient immunized. Moreover, it is becoming widely recognized that many childhood vaccine-preventable infections and diseases, such as pertussis, are also found among younger adults, who serve as reservoirs for, and source of pediatric exposure to, these infections and diseases. While the size of the target populations for adult vaccines may vary and adult vaccination rates tend to be low, some of these markets are much larger than the target population for pediatric vaccines. The Company believes that the market for adult vaccines will expand as health-care providers increasingly recognize vaccines as a cost-effective method for preventing the incidence of disease and infection.

PRODUCTS UNDER DEVELOPMENT

         The Company is focusing its research and development efforts on the vaccines set forth in Table 1 below. The Company spent $19.9 million, $11.6 million and $10.2 million on research and development of its products for 1997, 1996 and 1995, respectively. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation. The summary information included in Table 1 is provided solely for convenience of reference and is qualified in its entirety by the detailed discussion of each of the Company's products that follows. There can be no assurance that any of these vaccines will be developed successfully by the Company or licensed by the FDA or any other regulatory authority for commercial sale. See "Risk Factors-Need for Regulatory Approvals" and "Risk Factors-Uncertainties Related to Clinical Trials."


                                          TABLE 1
                                PRODUCTS UNDER DEVELOPMENT

         PRODUCTS                            DISEASE                        STATUS(1)
-------------------------            ----------------------               ------------------

ACELLULAR PERTUSSIS VACCINES
Certiva(TM)......................    Diphtheria, tetanus and pertussis     Licensed in Sweden; license
                                     (whooping cough)                      applications pending in U.S. and
                                                                           additional European countries

aP...............................    Pertussis                             Licensed in Sweden for children
                                                                           and young adolescents

TdaP.............................    Tetanus, diphtheria and pertussis     Phase II trial being planned
                                     (adolescent/adult booster)

COMBINATION VACCINES
DTaP-IPV.........................    Diphtheria, tetanus, pertussis        Licensed in Denmark; license
                                     and polio                             applications pending in other
                                                                           European countries; IND filed for
                                                                           Phase II clinical trials in U.S.

DTaP-HIB.........................    Diphtheria, tetanus, pertussis        Preclinical; clinical trial being
                                     and meningitis                        planned

DTaP-IPV-HIB.....................    Diphtheria, tetanus, pertussis,       Trial ongoing in Sweden;
                                     polio and meningitis                  clinical trial being planned


CONJUGATE VACCINES
Group B Streptococcal.............   Neonatal sepsis and meningitis        Phase II clinical trials

Group B Meningococcal.............   Meningitis                            Clinical trial being planned

Group C Meningococcal.............   Meningitis                            Phase II clinical trials commenced in
                                                                           U.K. in infants and children

Group A/C Meningococcal...........   Meningitis                            Preclinical

Group A/B/C Meningococcal.........   Meningitis                            Preclinical

Haemophilus Influenzae
type b............................   Meningitis                            Preclinical; clinical trial being
                                                                           planned

Group A Streptococcal.............   Streptococcal pharyngitis (strep      Preclinical
                                     throat), skin infections, etc.

Pneumococcal (otitis media).......   Otitis media (middle ear              Preclinical
                                     infection)

Pneumococcal (pneumonia)..........   Pneumococcal pneumonia                Preclinical

--------------
(1) Preclinical development denotes work to refine product performance characteristics and to conduct studies relating to product composition, stability, scale-up, toxicity and efficacy in order to create a prototype formulation in preparation for the filing of an investigational new drug application or IND with the FDA for authority to commence testing in humans (clinical studies). Phase I-III clinical trials denote safety and efficacy tests in human patients in accordance with FDA guidelines as follows:
     Phase I:   Safety, immunogenicity, and optimal dosage studies.
     Phase II:  Detailed  evaluations  of  safety,  immunogenicity  and  optimal dosage in limited number of subjects in target population.
     Phase III: Evaluation of safety and efficacy in expanded target population. See "Government Regulation."

         ACELLULAR PERTUSSIS VACCINES

         BACKGROUND. Immunization against diphtheria, tetanus and pertussis using a combined vaccine during infancy and childhood is a routine practice in the United States, and the vaccination program is considered to be a major factor in reducing the incidence of, and number of deaths associated with, each of these diseases. Vaccination for the prevention of diphtheria, tetanus and pertussis currently is required in the majority of states within the United States and is scheduled to be administered to children at the ages of two, four, six, 15 to 18 months, and 4 to 6 years of age. In addition, immunization against diphtheria, tetanus and pertussis is also required in many countries outside of the United States.

         Since the late 1940s, the widespread use of "whole cell" DTP vaccines led to a rapid decline in disease-related morbidity and mortality, especially in children. These "whole cell" DTP vaccines include the entire Bordetella pertussis bacterium that has been inactivated in the production process by heat or chemicals, and it is generally believed that the use of the "whole cell" Bordetella pertussis bacterium has been a leading cause of the adverse reactions associated with the existing "whole cell" DTP vaccines. These adverse reactions range from minor local reactions to more serious systemic reactions. Clinical trials have established that acellular pertussis vaccines should offer advantages over licensed "whole cell" pertussis vaccines with respect to improved tolerability and fewer serious adverse reactions. The Company believes that DTaP vaccines are now replacing the "whole cell" DTP vaccines and are preferred for all doses in the immunization schedule recommended by the ACIP and AAP. Currently, three DTaP vaccines have been licensed by the FDA for use in the United States. In addition to the Company, one other firm has filed for regulatory approval in the U.S. for its DTaP vaccine. See "Products Under Development - Acellular Pertussis Vaccines - DTaP Vaccine" and "Competition."

         DTAP VACCINE. The Company has developed Certiva(TM), an acellular pertussis vaccine in combination with diphtheria and tetanus toxoids, for use as a combined DTaP vaccine in childhood immunization programs. The Company's acellular pertussis vaccine is unique and distinct from all other pertussis vaccines in that it contains only pertussis toxoid (i.e., pertussis toxin that has been purified and chemically inactivated by hydrogen peroxide), instead of the entire Bordetella pertussis bacterium or two or more of its components. In clinical trials, this single toxoid has been shown to induce immunity with fewer serious adverse reactions than the "whole cell" pertussis vaccine. The method of manufacture for this pertussis toxoid are the subject of United States and foreign patents licensed exclusively to the Company. See "Business Relationships."

         Regulatory approval to market Certiva(TM) in the United States is pending before the FDA. In January 1998, the Company was advised by the FDA that Certiva(TM) is on track for completing the final steps for licensure. The Company has prepared and submitted additional information to the FDA in furtherance of its license application. The factors that may affect the timing for, or the ability of the Company to secure, regulatory approval of Certiva(TM) include the acceptability of the Company's submissions to FDA, the timeliness of the FDA in completing its entire review process and the acceptability of the Company's license applications in their entirety, among others. There can be no assurances given that Certiva(TM) will receive regulatory approval in a timely manner or at all. See "Risk Factors - Dependence Upon Approval and
Commercialization of DTaP Vaccines" and "Risk Factors Need for Regulatory Approvals."

         In February 1996, a license was granted to the Company's European partner, SSI, to market in Sweden a European formulation of Certiva(TM) for all recommended doses for infants and children. The Company's strategy is to file, or have filed on its behalf, regulatory applications in other selected European countries. Approvals in any of these European countries can precede and generally are not dependent upon filings with or approval by the FDA. See "Marketing of Vaccines" and "Business Relationships." There can be no assurance that the Company's regulatory filings will be accepted or receive regulatory approval in a timely fashion or at all by the FDA or any foreign regulatory authority. See "Risk Factors - Dependence Upon Approval and Commercialization of DTaP Vaccine."

         Since 1995, the Company has been working together with the Health and Medical Services of Goteborg, Sweden in a mass vaccination project in Goteborg using the Company's acellular pertussis vaccine to immunize, free of charge, more than 60,000 infants and children, representing more than 80% of the eligible pediatric population in the Goteborg metropolitan area. Under the vaccination project, newborn infants are receiving a European formulation of Certiva(TM) at 3, 5 and 12 months of age, which are the recommended vaccination ages in Sweden. Additionally, pre-school children ages 1 to 5 years who have previously received their required vaccinations for diphtheria and tetanus are receiving three doses of the Company's stand alone aP vaccine. During 1997, the Company announced preliminary results from the project. These results reveal that, within the first year following the start of the project, vaccination with these DTaP and aP vaccines has dramatically reduced the incidence of pertussis infections in the Goteborg area and substantially reduced the number of hospitalizations of infants due to complications from pertussis. Moreover, none of the infants and children participating in the project have experienced any serious vaccine-related adverse reactions following more than 150,000 injections. The Swedish mass vaccination project, which is providing the Company with additional data on the widespread use of its vaccines, is not required in order to obtain regulatory approval for Certiva(TM) and has not been requested by any regulatory agency.

         AP VACCINE. In April 1997, the Company's stand-alone aP vaccine received regulatory and marketing authorization in Sweden. This approval expanded the indication in Sweden for the Company's aP vaccine to children previously vaccinated against diphtheria and tetanus, but who are still at risk for pertussis, and is intended to permit physicians to vaccinate older children and young adolescents against pertussis. The Company, directly or through one or more distributors, intends to seek regulatory approval for sale of the stand-alone aP vaccine for use in other European countries, although there can be no assurance that any additional such approval will be granted.

         The Company also believes that sale of a stand-alone acellular pertussis vaccine may be appropriate for adult booster immunizations. Adults are exposed to and may contract pertussis infections. They also are considered a significant reservoir of, and source of pediatric exposure to, pertussis. The Company participated in a safety and immunogenicity clinical trial at Baylor College of Medicine, which was completed in 1995, for the purpose of establishing the safety and immunogenicity of the aP vaccine as a booster in adults. This clinical trial was sponsored by the National Institute of Allergy and Infectious Diseases ("NIAID") of the National Institutes of Health, and the results of this study reveal that the Company's aP vaccine is highly immunogenic in adults with no vaccine associated severe adverse reactions. During 1997, the Vaccine and Related Biologics Advisory Committee to the FDA recommended that safety and immunogenicity trials alone would be adequate to support expanded indication of aP vaccines for adolescent and adult booster doses. The Company is presently considering sponsoring such safety and immunogenicity adult clinical trials in the United States using its aP vaccine. As part of this process, the Company intends to combine the aP vaccine with an adult formulation of tetanus and diphtheria toxoids ("Td") to create a tetanus-diphtheria-acellular pertussis ("TdaP") vaccine for adults. The clinical research and development for a TdaP vaccine are expected to be done concurrently with, or in lieu of, the clinical development of the aP vaccine.

         COMBINATION VACCINES

         The Company is developing three combination vaccines using Certiva(TM) as an "anchor." Additional vaccines would be added to Certiva(TM) to form the combination vaccine. The Company anticipates that these combination vaccines will become generally acceptable because the ACIP/AAP recommended schedule for immunization against diphtheria, tetanus, pertussis, polio and HIB are compatible. Combination vaccines have a number of benefits, including fewer injections, lower anxiety for the parents and potential reduction of the number of required visits to the physician, thereby lowering costs and facilitating compliance with recommended and mandated immunization programs. The Company's combination vaccines under development are described below.

         DTAP-IPV VACCINE. The Company believes that a single vaccination program for diphtheria, tetanus, pertussis and polio can be established by combining an enhanced, injectable IPV with Certiva(TM). The Company anticipates that a DTaP-IPV vaccine can become a generally accepted multivalent vaccine because the polio vaccination schedule is compatible with the DTaP vaccination schedule, and because a polio vaccination program that includes IPV has been accepted as both safe and efficacious. In the United States, the CDC has issued a revised recommendation related to polio vaccination. A sequential schedule, including two doses of IPV followed by two doses of oral polio vaccination ("OPV"), is now the preferred recommendation, although a four dose OPV or four dose IPV schedule is acceptable.

         In September 1996, the Danish National Board of Health granted SSI regulatory approval to market a combined DTaP-IPV vaccine, which incorporates the Company's acellular pertussis toxoid, for all primary and booster doses in infants and children. This combination vaccine, which includes the Company's acellular pertussis vaccine, was developed jointly by SSI and the Company, and SSI holds the product rights in Denmark and other Scandinavian and Baltic countries.

         In 1997, regulatory filings for the DTaP-IPV vaccine were prepared and filed in other European countries. In addition, the Company in collaboration with Abbott has filed an investigational new drug application with the FDA to conduct Phase II clinical trials in the United States with a DTaP-IPV vaccine. There can be no assurance that the clinical trial will commence, that data from the clinical trials will support a regulatory filing or that any regulatory filings for the DTaP-IPV will be accepted, or receive regulatory approval in a timely fashion or at all, by other regulatory agencies. See "Government Regulation" and "Risk Factors - Need for Regulatory Approvals." See "Business Relationships."

         DTAP-HIB VACCINE. The Company is developing a combined single injectable DTaP-HIB vaccine in stable liquid form for the prevention of diphtheria, tetanus, pertussis and infection caused by Haemophilus influenzae type b. Preclinical test results of the Company's DTaP-HIB vaccine demonstrated high immune responses for each of the components in the combined vaccine and showed no immunologic interference among the different components of the vaccine. The Company believes that the development of a safe and immunogenic DTaP-HIB vaccine is technologically feasible, and that a program utilizing that vaccine can become generally accepted for a number of the doses in the vaccination schedule because the vaccination schedules for diphtheria, tetanus, pertussis, and HIB are compatible. The Company is presently planning clinical trials for a DTaP-HIB vaccine in the United States. See "Products Under Development - Conjugate Vaccines - Haemophilus Influenzae Type b Vaccine" for a description of the Company's HIB vaccine. See also "Competition." The Company is collaborating with Abbott in the development of this vaccine. See "Business Relationships."

         DTAP-IPV-HIB VACCINE. The Company is also developing a combined single injectable DTaP- IPV-HIB vaccine in stable liquid form for the prevention of diphtheria, tetanus, pertussis, polio and infection caused by HIB. Preclinical test results of this vaccine demonstrated high immune responses for each of the components in the combined vaccine and showed no interference among the different components of the vaccine. The Company believes that the development of a DTaP-IPV-HIB vaccine is technologically feasible, and that a program utilizing that vaccine can become generally accepted for a number of the doses in the vaccination schedule because the vaccination schedules for diphtheria, tetanus, pertussis, polio and HIB are compatible. The Company is presently planning clinical trials of the DTaP-IPV-HIB vaccine. The Company is collaborating with Abbott in the development of this vaccine. See "Business Relationships." See also "Products Under Development - Conjugate Vaccines - Haemophilus Influenzae Type b Vaccine" for a description of the Company's HIB vaccine.

         CONJUGATE VACCINES

         In recent decades, vaccines have been developed for certain bacterial diseases using polysaccharides (long-chained sugars) that coat or encapsulate certain bacteria's outer membranes. While these polysaccharide vaccines have generally proven to be safe, many of them do not elicit an adequate immune response, particularly in infants whose immature immune systems do not recognize or respond to these polysaccharides. In an attempt to address this problem, the Company is utilizing proprietary conjugate vaccine technology to link (i.e., conjugate) polysaccharides to protein carriers, which serve to enhance the immunogenic properties of the polysaccharides by effectively carrying or showing the polysaccharide to the immune system. The Company believes that conjugate vaccines may prove as safe as and more effective than polysaccharide vaccines.

         The Company holds exclusive worldwide rights (excluding Canada) for the development, production and sale of vaccines against certain bacterial infections under a license granted by the National Research Council of Canada, a Canadian federal government agency ("NRC"), for certain conjugate vaccine technology. United States and, in some cases, foreign patents relating to this technology have been issued and applied for. The Company also holds, either as assignee or licensee, several other patents related to the development and manufacture of conjugate vaccines. The Company is developing conjugate vaccines for the diseases discussed below and, where appropriate, intends to combine certain of its conjugate vaccines with its DTaP and DTaP-IPV vaccines. See "Products Under Development Combination Vaccines" and "Business Relationships."

         GROUP B STREPTOCOCCAL VACCINE. Group B streptococcal ("GBS") infection affects all age groups in the United States and is the most common cause of life-threatening infections, including sepsis meningitis in newborns. GBS infections in infants occur principally during the first three months after birth and can result in serious complications, including death, pneumonia or permanent brain damage from meningitis. Disease in newborns during the first week of life generally is caused by infection of the infant passing through the mother's colonized birth canal. GBS disease is also a prominent cause of peripartum maternal infections. Since there is no vaccine for the prevention of GBS disease in adults or infants, the CDC has issued guidelines for detecting and treating GBS infections in pregnant women. These guidelines, which have been adopted by the American Academy of Pediatrics and the American College of Obstetricians and Gynecologists, include diagnostic testing during the third trimester and, for those infected, a course of intravenous antibiotics during and after labor. A primary target market for this vaccine will be women of child-bearing age. A principal benefit to such an immunization program is that the vaccine has the potential to generate protective antibodies for both the mother and the infant.

         A vaccine against GBS infection, utilizing patented technologies that the Company has licensed from the NRC, the Brigham and Women's Hospital, and Harvard University, has been tested in a Phase I/II clinical trial conducted under the sponsorship of the NIAID. In that trial, the vaccine was well tolerated with minimal reactogenicity and no serious side-effects in healthy, nonpregnant women subjects. Antibodies elicited by immunization with the conjugate vaccine displayed protective activity against multiple GBS serotypes in vitro and in vivo. In addition, the clinical investigators reported that the delivery of a GBS polysaccharide conjugate vaccine through maternal immunization may be a realistic approach to the prevention of perinatal GBS infection and that antibodies transported through the placenta to the fetus may confer protective immunity even to infants born prematurely between 34 and 37 weeks of gestation. Trials for this GBS vaccine have been expanded, and the vaccine is currently in Phase II clinical trials. The Company is presently planning a Phase III clinical study for its vaccine in nonpregnant adolescent girls and women.

         MENINGOCOCCAL VACCINES. Meningitis is a serious infection involving the fluid surrounding the brain and spinal cord, which can lead to significant central nervous system damage in all age groups, although in the United States those most often stricken are children and young adults. Serogroups A, B and C of Neisseria meningitidis (meningococcus) cause a significant number of cases of meningitidis and systemic meningococcemia. The incidence of meningitis caused by Group A, B and C meningococcus varies from country to country, with Group B and C meningococcus accounting for nearly all disease in developed countries. Currently, a polysaccharide vaccine for the prevention of Group A and C meningococcal infections is licensed in the United States and is predominantly used in the adult population, and in particular, is routinely administered to United States military personnel. This vaccine has not been demonstrated to be protective in children less than two years of age. In addition, there is currently no licensed conjugate vaccine for the prevention of Group B meningococcal infection.

         Group B meningococcal bacteria have been responsible for most cases of meningococcal meningitis in developed countries since the late 1940s, and in the United States account for approximately one-half of the yearly cases of such meningitis (the other half being attributable principally to Group C meningococcal bacteria). Epidemic outbreaks occur periodically in the United States, South America and Europe. The Company has developed a Group B meningococcal conjugate vaccine utilizing an unique carrier protein which appears to reduce many of the previously reported problems associated with the development of an effective Group B meningococcal polysaccharide vaccine. At the end of 1995, the Company entered into agreements with Pasteur Merieux-Connaught to jointly develop this conjugate vaccine, and the two companies successfully collaborated in 1997 on preclinical primate studies for this Group B meningococcal conjugate vaccine that confirmed its safety and immunogenicity. These studies demonstrated that the conjugate vaccine made using the Company's proprietary technologies elicited in vivo superior bactericidal responses to other Group B meningococcal vaccines. In addition, the Company and Pasteur Merieux-Connaught together are planning to file an investigational new drug application with the FDA to begin a Phase I clinical trial in adults. See "Business Relationships - Pasteur Merieux-Connaught Agreements."

         The Company is also developing conjugate vaccines against Group A and C meningococcal disease and Group A/C and Group A/B/C meningococcal disease for adults and infants. The Company has completed preclinical development and testing of its Group A and Group A/C meningococcal conjugate vaccines, as well as a Phase I clinical trial of its Group C meningococcal conjugate vaccine in adults. The results from the Phase I clinical trial in the United Kingdom revealed that the Group C meningococcal vaccine was well tolerated with minimal reactogenicity and no serious side-effects. Antibodies elicited by immunization with the conjugate vaccine displayed protective activity against Group C meningococcal bacterial infection by eliciting functional bactericidal antibodies. The Company is presently participating in Phase II clinical trials of the vaccine in infants and children in the United Kingdom to assess the safety and immunogenicity of the vaccine, and expects to participate in a clinical study of the vaccine in U.K. adolescents. The clinical development and testing of these vaccines are expected to take several years to complete.

         HAEMOPHILUS INFLUENZAE TYPE B VACCINE. HIB has been a frequent cause of meningitis and other serious infections in infants and children. The ACIP has issued a recommendation for universal vaccination of children for protection against diseases caused by HIB. Vaccination against HIB consists of either a two or three dose primary regimen (depending on vaccine used), with primary doses administrated at the ages of two, four and six months and a booster dose administered at between 12 to 15 months of age. Children infected with HIB bacteria can develop meningitis, which can lead to blindness, deafness, acquired mental retardation or death. The peak incidence of HIB infection in the United States occurs in children between six and 18 months of age. The Company has developed more than one conjugate vaccine against HIB for use in infants and children and for possible use in the Company's combination vaccines. See "Products Under Development - Combination Vaccines." The Company has completed its preclinical development of these vaccines. Three manufacturers are currently licensed by the FDA to sell HIB conjugate vaccines for use in all primary and booster doses. See "Competition."

         GROUP A STREPTOCOCCAL VACCINE. Group A streptococcal disease occurs in all age groups with a predominance in school-age children. Group A streptococcus causes infections ranging from severe sore throat and sinus infection to pneumonia and toxic streptococcal syndrome. Sequelae of Group A streptococcal infections include rheumatic fever and glomerulonephritis. Currently, there is no vaccine licensed by the FDA to prevent Group A streptococcal infection. The Company is engaged in the research and development of a conjugate vaccine to prevent this infection. Activities on this vaccine are in the preclinical stage.

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

         PNEUMOCOCCAL (PNEUMONIA) VACCINE. There are in excess of 20 serotypes of pneumococcal bacteria that cause pneumonia, a respiratory infection that affects individuals of all ages, as well as other infections. The present pneumococcal vaccine is a multivalent polysaccharide vaccine recommended for adults, particularly elderly and other patients with a high risk of contracting pneumonia. The Company is currently in the preclinical stage of the development of a multivalent conjugate vaccine against pneumococcus.

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

MARKETING OF VACCINES

         An objective of the Company is to become a leader in the development, production and marketing of state-of-the-art vaccines for the prevention of human infectious diseases. In pursuing this objective, the Company considers, among other things, collaborations with pharmaceutical and other vaccine manufacturers where appropriate to maximize the value of the Company's products and technologies. To maximize market penetration for its first commercial products within the least amount of time, the Company currently is implementing a marketing strategy aimed at establishing marketing alliances in the United States, Europe and other territories with well-established local partners on a country-by-country basis. Thereafter, the Company intends to develop, where appropriate and feasible, an internal sales force to succeed these alliances following expiration of the respective agreements. Towards this end, the Company has entered into marketing alliances for certain products in the United States and selected countries within Europe. The Company will continue to seek distribution, marketing, joint venture and similar arrangements with third parties in other territories and for other products where, in the judgement of the Company, such arrangements would be beneficial to the successful commercialization of its products. See "Business Relationships." All of the Company's product sales in 1997 and 1996 were for export of the Company's acellular pertussis vaccine from the United States and were stated in U.S. dollars. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation. The backlog of orders believed to be firm for the Company's acellular pertussis vaccine was approximately $1 million as of December 31, 1997. The Company did not have a backlog of firm orders as of December 31, 1996. The Company does not consider orders for any of the Company's products to be firm until such time as regulatory approval is obtained for each such product.

         In addition to establishing these commercial alliances, the Company is developing an internal marketing and sales organization and is preparing for the product launch of Certiva(TM) in the United States upon receipt of regulatory approval. The Company intends to market Certiva(TM) directly to federal and state governments through established purchasing programs. In the United States, federal and state governments currently purchase a substantial portion of pediatric vaccines sold, and the Company expects that such governments will continue their historical practice of purchasing DTaP and other vaccines from multiple licensed commercial manufacturers through these established programs, although there are no assurances in this regard. This is a forward looking statement made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements inherently involve risks and uncertainties that may affect the Company's business and prospects, including without limitation the requirement for regulatory approval of products by the FDA, nature of competition, effective marketing, and uncertainties relating to clinical trials, all as discussed under the heading "Risk Factors", below. See "Risk Factors - Changes in Government Purchasing Policies," "Risk Factors - No Assurance of Effective Marketing" and "Risk Factors - Need for Regulatory Approvals." Presently, the U.S. government is continuing with multiple contract awards for the purchase of its annual requirements of DTaP vaccine. Under these contracts, vaccine suppliers effectively will not be guaranteed any minimum purchase requirements, but they will be provided the opportunity to revise their contract proposals on a quarterly basis.

         To successfully introduce and commercialize Certiva(TM) in the United States, the Company will be required, among other things, to participate successfully in established purchasing programs of Federal and state governments, to establish an identity and reputation for the Company and its products, to create an awareness among pediatricians of the safety and efficacy of the vaccine, to distinguish the Company's products from that of its competitors, to establish the Company as an effective and reliable supplier of vaccines, to establish efficient and consistent production of sufficient quantities of vaccine and to establish effective distribution channels. There can be no assurance that the Company will be able to successfully market its vaccine products, that its existing business relationships will prove to be commercially successful, or that it will successfully negotiate and execute any additional commercial arrangements with third parties. See "Business Relationships," "Competition" and "Risk Factors - No Assurance of Effective Marketing."

BUSINESS RELATIONSHIPS

         PERTUSSIS LICENSE AGREEMENT. The process by which the Company's pertussis toxin is inactivated is the subject of a United States patent held by the United States Government, which has been licensed exclusively to the Company. The patent is scheduled to expire on August 9, 2005. The Company's exclusive rights will expire seven years from the date of the first commercial sale of the product in the United States following licensing of such product for general use by the FDA. The Company is required to pay the United States Government a royalty based on net sales of a vaccine that utilizes the patented technology. Foreign patent applications covering this technology have been filed and ten unexpired foreign patents are issued with expiration dates ranging from 2002 to 2007. The Company has acquired a royalty-bearing exclusive license for the use of the patented technology in all such foreign jurisdictions for the full term of the patents. See "Products Under Development - Acellular Pertussis Vaccines."

         CANADIAN GOVERNMENT LICENSE AGREEMENTS. The Company is the assignee under two license agreements between BioChem and the Canadian Government covering the conjugate technology being developed by the Company. These license agreements currently cover a total of twenty-two issued patents with expiration dates ranging from 1997 to 2014, and the Company and the Canadian Government have applied for additional patents, which, if issued, would be licensed to the Company under these agreements. The Company is required to pay the Canadian Government royalties on the sale of licensed vaccines. In the event of a change in control of the Company, the Canadian Government retains the right to terminate both agreements if it believes such change in control is detrimental to the Canadian Government. The Canadian Government also can terminate the license agreements if all reasonable efforts are not being used to exploit the technology commercially with due diligence. Under one license agreement, the Company has the exclusive worldwide rights (excluding Canada) for the development, production and sale of vaccines produced in accordance with the conjugate vaccine technology covered by the license. The vaccines covered include, among others, those against meningococcal, Haemophilus influenzae type b, Group B streptococcal and pneumococcal infections. The term of the license is co-extensive with the term of the patents. Currently, the last-to-expire patent licensed under this agreement is scheduled to expire in 2014. Under the second license agreement, the Company has the exclusive worldwide rights (excluding Canada) for the development, production and sale of a vaccine against Group B meningococcal disease produced in accordance with the licensed technology. The term of the license is co-extensive with the terms of the patents. Currently, the last-to-expire patent licensed under this agreement is scheduled to expire in 2014. See also "Products Under Development - Conjugate Vaccines."

         STATENS SERUMINSTITUT SUPPLY AGREEMENTS. In 1991, the Company and SSI executed a supply agreement under which SSI is required to supply the Company with its requirements of diphtheria and tetanus toxoids to be used by the Company for developing, producing and selling the DTaP vaccine, either alone or as a combination vaccine. The Company has been using these diphtheria and tetanus toxoids in producing its DTaP vaccine. In the event SSI fails to continue to supply the Company with these components, the Company has a royalty-bearing license to produce the diphtheria and tetanus toxoids. The Company's right to purchase diphtheria and tetanus toxoids for sale of such products is exclusive in certain designated countries and nonexclusive in the rest of the world with the exception of Scandinavia, the Baltics and other select countries ("SSI's Territory"). The contract has a term of 20 years. The Company and SSI also have entered into another supply agreement pursuant to which the Company has agreed, on an exclusive basis, to supply SSI with the pertussis toxoid for combination with diphtheria and tetanus toxoids either alone or together with other antigens for sale in SSI's Territory.

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

         STATENS SERUMINSTITUT RESEARCH AND DEVELOPMENT AGREEMENT. In 1991, the Company entered into a research and development agreement with SSI under which the parties agreed to collaborate on the development of a DTaP-IPV vaccine. See "Products Under Development Combination Vaccines." The agreement permits either party to add other antigens to the DTaP-IPV product. Once the Company obtains regulatory approval, and commences sales of the DTaP-IPV product, it will be required to make royalty payments to SSI. SSI is required to sell to the Company all of its requirements of IPV for the purpose of developing, producing and selling the DTaP-IPV product, either alone or together with other antigens. The contract has a term of 20 years.

         STATENS SERUMINSTITUT DISTRIBUTION AGREEMENTS. The Company has been designated the exclusive distributor in North America and the United Kingdom for SSI's diphtheria, tetanus and IPV vaccines. Additionally, SSI will be the exclusive distributor in various countries for the conjugate vaccines manufactured using the components supplied to the Company by SSI. These agreements were executed in February 1992, and each agreement has a term of 10 years.

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

         PASTEUR MERIEUX-CONNAUGHT AGREEMENTS. At the end of 1995, the Company entered into a clinical development agreement and a license agreement with Pasteur Merieux-Connaught under which both parties will jointly develop the Company's new conjugate vaccine against Group B meningococcus for both adult and pediatric indications. Total fees and payments to the Company under these agreements would amount to $52 million upon achievement of all clinical and regulatory milestones. In addition, Pasteur Merieux-Connaught will be responsible for all costs associated with the clinical development of the vaccine through the completion of Phase II clinical trials. See "Products Under Development - Conjugate Vaccines - Meningococcal Vaccines."

         To date, the Company has received payments from Pasteur Merieux-Connaught in connection with this project in the amount of $13 million. Further fees and funding will be made upon achievement of development, clinical and regulatory milestones. Total remaining fees and payments to the Company, upon achievement of all clinical and regulatory milestones, amount to $39 million. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Under the terms of the license agreement, Pasteur Merieux-Connaught will hold co-exclusive world-wide rights to manufacture and sell the Group B meningococcal vaccine both as a stand-alone product and in combination with other vaccines. The Company will retain co-exclusive world-wide rights to manufacture and sell the Group B meningococcal vaccine both as a stand-alone product and in combination with other vaccines. With limited exceptions, neither party may grant sublicenses under the technology. Following first product approval,  the  Company  will  receive  annual  minimum  royalties  and  running royalties on product sales by Pasteur Merieux-Connaught. Pasteur Merieux-Connaught is subject to specific diligence obligations in the development and commercialization of the vaccine. The obligations of Pasteur Merieux-Connaught will be reduced in the event of a change of control of the Company involving certain specified corporations. The license agreement may be terminated by Pasteur Merieux-Connaught in its sole discretion at any time with advance notice. The Company may terminate the license agreement upon Pasteur Merieux-Connaught's default or its failure to meet its obligations under the clinical development agreement.

         Under the terms of the clinical development agreement, the parties will jointly develop the vaccine through Phase II clinical trials, and each party will have access to and the right to use the clinical trial results. Pasteur Merieux-Connaught will be responsible for all costs associated with the clinical development of the Group B meningococcal vaccine through the completion of Phase II clinical trials. Pasteur Merieux-Connaught's obligations will terminate upon a change of control of the Company involving certain specified corporations. Pasteur Merieux-Connaught is subject to specific diligence obligations in the development and commercialization of the vaccine. The agreement may be terminated by Pasteur Merieux-Connaught in its sole discretion at any time with advance notice.

         ABBOTT LABORATORIES AGREEMENT. In October 1996, the Company and Abbott signed a definitive agreement under which Abbott would market Certiva(TM) when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-IPV vaccine, and DTaP-HIB and DTaP-IPV-HIB combination vaccines that incorporate one of the Company's Haemophilus influenzae type b conjugate vaccines under development.

         Abbott will market Certiva(TM) and combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva(TM) and the combination vaccines to government purchasers, including state governments and the CDC.

         On execution of the agreement with Abbott, the Company received $13 million of which $6.3 million represented payment for 350,000 shares of the Company's Common Stock, and the balance represented a marketing fee and a clinical development payment. The Company and Abbott will collaborate in the clinical development of the combination vaccines, and Abbott will provide the Company with clinical development funding. The Company will receive payments upon achievement of prescribed milestones. The agreement provides for total payments of up to $42 million by Abbott, of which the Company has received $16 million to date. In addition, the Company will receive revenues from Abbott as it purchases Certiva(TM) and the combination vaccine products for resale to the private pediatric market. Each party is subject to prescribed diligence obligations. The agreement will expire on the expiration of the patents covering the products to be marketed. In addition, the agreement may be terminated by Abbott in its sole discretion at any time with advance notice. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

         The Company believes that its principal competitors in the United States are Wyeth-Lederle (a subsidiary of American Home Products), Merck & Co., SmithKline Beecham plc, and Pasteur Merieux-Connaught, most of which are active in the development of acellular pertussis, combination and conjugate vaccines for use in infants and children. For example, over the past two years, three companies announced that they had received FDA approval for their DTaP vaccine for infants and children. One of these competitors also announced that the FDA licensed a vaccine that combines by reconstitution that company's HIB vaccine with its DTaP vaccine for administration at 15-18 months of age and that it continues to seek FDA approval for administration of this combination vaccine at two, four and six months of age. In addition, several competing DTaP vaccines and certain combination vaccines have been licensed for sale outside of the United States. See "Risk Factors - Competition and Technological Change."

PATENTS AND PROPRIETARY INFORMATION

         The Company actively pursues a strategy of seeking patent protection for valuable patentable subject matter. The Company believes that patent and trade secret protection is an important element of its business and that its success will depend in part on its ability to obtain strong patents, to maintain trade secret protection, and to operate without infringing the proprietary rights of third parties. The Company holds as assignee and licensee a number of patents and patent applications. See "Business Relationships" and "Risk Factors
- Patent Protection and Proprietary Information."

         The Company also relies upon trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. Disclosure and use of the Company's know-how is generally controlled under agreements with the parties involved. In addition, the Company has confidentiality agreements with its employees, consultants and officers. There can be no assurance that disclosure of the Company's trade secrets will not occur, or that others will not independently develop and patent equivalent technology.

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

         In the United States, the marketing of human vaccines is subject to FDA review and approval. The steps required before a new human vaccine can be marketed include: preclinical studies; the filing of an investigational new drug application ("IND") with the FDA; clinical trials in humans to determine safety and efficacy; the filing of a product/establishment license application; FDA approval of the product for commercial sale; and FDA approval of the production-related facilities. The results of the preclinical studies and human clinical trials are submitted to the FDA in a product license application ("PLA"), approval of which must be obtained prior to commencement of commercial sales. The FDA may deny a PLA if, among other reasons, clinical trial protocols are not adequate or appropriate. The FDA also may require additional testing or information to assess the safety and efficacy of a company's products if the FDA does not view the PLA as containing adequate evidence of the safety and efficacy of the product. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Even if the PLA is approved, the product may be required to undergo post-licensure testing and surveillance to continue to monitor its safety and effectiveness. At this stage, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. These regulatory standards relate to, among other things, manufacturing, testing, labelling, advertising and marketing. The interval between the filing of an IND and the filing of a PLA application can be lengthy and in some instances the data obtained from clinical trials authorized under an IND do not support the filing of a PLA.

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

         The FDA Modernization Act of 1997, which became effective on February 16, 1998, is intended to reform the FDA's review and approval processes by, among other things, streamlining the product licensing application processes for biologics, including vaccines. Provisions of the new law are designed to eliminate the requirement for separate ELAs and to simplify the approval process. The FDA is in the process of developing implementing regulations and guidelines, which is expected to take months and perhaps years to complete. At this time the Company is unable to predict the effect that this new law or its implementing regulations and guidelines may have on the FDA's application or approval process for Certiva(TM) or the Company's other vaccines, or on the Company's business or results of future operations.

         The FDA Export Reform and Enhancement Act of 1996, which became effective on April 26, 1996, revised the terms and conditions under which biologics may be exported. The legislation was designed to facilitate the export of drugs, including biologics. The new legislation now permits, provided that certain conditions are satisfied, a company to commercially export vaccines manufactured in the United States with little or no prior FDA review or approval before these vaccines are licensed by the FDA for marketing in the United States.

         Preclinical studies are conducted in the laboratory and in animal systems to evaluate the safety, immunogenicity and potential efficacy of vaccines. The results of these preclinical studies are submitted as part of the IND. Human clinical trials may commence if, 30 days after receipt by the FDA of the IND, the FDA does not notify the IND applicant that the trials are subject to a clinical hold.

         Clinical trials involve the administration of the investigational new vaccine to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and is subject to FDA approval. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted or by a qualified centralized independent IRB. The IRB must approve the study to be conducted. In its review, the IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the vaccine into healthy human subjects, the vaccine is tested for safety (adverse effects), optimal dosage, and its ability to induce an immune response (immunogenicity). Phase II involves studies in limited target patient populations to further evaluate immunogenicity and optimal dosage, and to identify possible adverse effects and safety risks. When a product is found to have an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy or some measure thereof and to further test for safety within an expanded target patient population at geographically dispersed clinical study sites.

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

         The Company's activities are subject to specific government quality assurance regulations. The FDA's CGMP regulations set specific requirements for the production of biologics, including vaccines, and the failure to satisfy these regulations can result in delays in, or suspension or withdrawals of, export authorizations or U.S. regulatory approvals. Similar requirements are also in effect in the European Union and other foreign countries where the Company has applied or may apply for regulatory approval for clinical studies and/or marketing of its vaccines. The Company's research and operations also are subject to regulation by the Occupational Safety and Health Agency, the Environmental Protection Agency, the Department of Agriculture, and the Department of Transportation. The Company also is subject to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other regulatory statutes, and may in the future be subject to other Federal, state, local or foreign regulations. The Company's compliance with laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment does not have a material effect on the ongoing operations of the Company. The Company has not made any material expenditures for environmental control facilities, nor does it anticipate any such expenditures during the current fiscal year.

RAW MATERIALS

         Laboratory supplies utilized in the Company's research and development generally are available from several commercial suppliers under standard terms and conditions. Most raw materials necessary for process development, scale-up and commercial manufacturing are generally available from multiple commercial suppliers. However, certain processes require raw materials from sole sources or materials that are difficult for suppliers to produce and certify to the Company's specifications. In addition, the Company may experience temporary or permanent shortages of critical raw materials necessary for continued production of its vaccines. Accordingly, given the specific nature of, and critical need for, certain raw materials, there is a risk that material shortages could delay production efforts, adversely impact production costs and yields, and even necessitate the use of substitute materials. Any of these events could have a significant adverse impact on the Company's operations. See also "Risk Factors Dependence on Suppliers."

PRODUCT LIABILITY

         The testing and marketing of vaccines entail an inherent risk of product liability attributable to unwanted and potentially serious health effects. The extent of this risk was sufficiently great in the United States that, by the mid-1980s, many manufacturers ceased production of pediatric vaccines because of liability exposure.

         In response to these withdrawals from the vaccine market, Congress enacted the NCVI Act to ensure the availability of government mandated pediatric vaccines by addressing the liability of manufacturers for immunization-related injuries. Among other things, the NCVI Act created a trust fund, supported by an excise tax on each dose of vaccine sold, to compensate eligible injured parties. Compensation awards are statutorily established and are generally limited to actual and projected unreimbursed medical, rehabilitative and custodial expenses, lost earnings, and pain and suffering, together with reasonable attorneys' fees. Injured parties are not allowed to bring a lawsuit against the manufacturer unless they have filed a claim with the program, received a final determination and rejected it in favor of litigation. The NCVI Act may not, however, protect vaccine manufacturers against liability if the conditions of the NCVI Act are not satisfied, or against suits by family members of an injured party.

         As the vaccines covered by the NCVI Act include vaccines for the prevention of diphtheria, tetanus, pertussis, polio and HIB, the Company's DTaP, IPV and HIB vaccines have certain protection from liability claims. While none of the Company's other products are presently covered by the NCVI Act, from time to time there are legislative and regulatory proposals to expand the list of vaccines covered by, and to reduce the excise taxes that fund, the program. The Company is unable to predict whether any other legislative or regulatory proposal will ultimately be enacted or the effect any of these proposals may ultimately have on the Company's business or results of future operations.

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

EMPLOYEES

         As of December 31, 1997, the Company had 260 full-time employees of whom 31 have Ph.D. degrees and two have M.D. degrees. Of these employees, 171 were engaged in research, development and production activities, 32 were engaged in administration, and 57 were engaged in quality/regulatory and related aspects of the Company's operations. The Company considers its relationship with employees to be satisfactory.

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

         DEPENDENCE UPON APPROVAL AND COMMERCIALIZATION OF DTAP VACCINE. The Company has generated only limited revenue from the sale of its acellular pertussis vaccine. Prior to commercial introduction, Certiva(TM) and the Company's combination vaccines must be approved by the FDA for sales in the United States and by similar authorities for sales in other countries. A European formulation of Certiva(TM) and a stand-alone aP vaccine have been approved for sale in Sweden, and a DTaP-IPV vaccine has been approved for sale in Denmark. Certiva(TM) is currently being considered for approval for sale in the United States by the FDA. There can be no assurance as to when or whether the Company will receive such approval, or that any such approval will not be subject to additional testing requirements or other limitations that may affect the commercialization of the product. The commercial introduction of Certiva(TM) will require the Company to manufacture and produce large quantities of vaccine in its manufacturing facility, which has been and continues to be modified for increased production. The Company has limited experience in manufacturing commercial quantities of its vaccines, including Certiva(TM), and operating its manufacturing facilities. Accordingly, there can be no assurance that the production process will not fail at any point or become subject to substantial disruptions. See "Risk Factors - Manufacturing and Scale-Up." To successfully introduce and commercialize Certiva(TM), the Company will be required to, among other things, participate in established purchasing programs of Federal and state governments, establish an identity and reputation for the Company and its products, create an awareness among pediatricians of the safety and efficacy of the vaccine, distinguish the Company's product from that of its competitors, establish the Company as an effective and reliable supplier of vaccines, produce sufficient quantities of vaccine and establish effective distribution channels. The Company and Abbott have signed an agreement for Abbott to market Certiva(TM) and certain combination vaccines in the United States to the private physician and managed care markets upon approval by the FDA, with the Company marketing those products to government purchasers. There can be no assurance that the Company or Abbott will successfully implement its sales and marketing strategy. In attempting to do so, the Company believes there will be intense competition from other vaccine producers. There can be no assurance that the Company will produce a commercially viable product, attain sufficient market share, distinguish its vaccine product from that of its competitors, or achieve profitability from the sale of Certiva(TM) or any of its other vaccine products. See "Risk Factors Competition" and "Risk Factors - Lack of Profitability."

         Currently, the Company's prospects for becoming profitable are substantially dependent upon the successful commercialization of Certiva(TM), as well as the successful development and commercialization of other vaccines under development. There can be no assurance that the Company will be able to successfully manufacture or market Certiva(TM) or any other vaccine product at levels sufficient to generate profits. See "Risk Factors - Lack of Profitability."

         MANUFACTURING AND SCALE-UP. The production of vaccines is a highly complex, biological process involving many steps, commencing from seed culture through final production. The production process could fail at any point resulting in the failure and continued inability to meet production requirements. The Company has limited experience in manufacturing commercial quantities of its vaccine products and in operating its manufacturing facilities. From time to time, the Company experiences disruptions and production failures and there are no assurances that the steps taken by the Company to address such failures will be effective or that such failures will not continue in the future or affect the Company's ability to obtain regulatory approval for its products or the timing of such approval or affect the Company's ability to produce vaccines. No assurances can be given that the Company will be successful in establishing and maintaining consistent manufacture and continuous commercial production of its vaccines in sufficient quantity and quality or that it will be capable of producing a competitively priced product for commercial sale. The Company's manufacturing operations for Certiva(TM) are located principally in one facility. Any condition or event that adversely affects the operation of such facility would have a material adverse affect on the Company's financial condition and future results of operations. In addition, given its size and configuration, such facility has limited production capacity. Accordingly, there are no assurances that the Company will be able to produce sufficient quantities of vaccine to meet market demand or achieve profitability.

         DEPENDENCE ON SUPPLIERS. While the Company produces the pertussis component of Certiva(TM), it has purchased, and intends to continue to purchase, its requirements of the diphtheria and tetanus toxoids from SSI and enhanced IPV from SSI and another supplier. There can be no assurance that these suppliers will be able to meet the Company's requirements, that their components will be supplied on commercially reasonable terms, or that they will not experience difficulties in obtaining necessary regulatory approvals or disruptions in their production of diphtheria and tetanus toxoids or IPV.

         Certain of the Company's production processes require raw materials from sole sources or materials that are difficult for suppliers to produce and certify to the Company's specifications. The Company also may experience temporary or permanent shortages of critical raw materials necessary for continued production of its vaccines. Any shortage of these materials could delay production efforts, adversely impact production costs and yields, or necessitate the use of substitute materials, any of which could have a significant adverse impact on the Company's operations. In addition, the Company has contracted with third parties for the sterile fill, labelling, and packaging of its vaccine products until the Company obtains its own facilities to perform these operations. Failure of any such contractor to meet the Company's requirements could have a material adverse effect on the Company, may involve costly delays and significant expense, and would require additional regulatory approval as the Company seeks alternative arrangements.

         CHANGES  IN  GOVERNMENT  PURCHASING  POLICIES.  Children  in the United
States receive immunizations from public providers, such as local health departments, as well as from private providers. Immunizations provided by public providers are generally paid for through federal and state government funding under public health programs. These programs are intended to reduce barriers to immunization and to improve immunization rates by providing free vaccine to qualifying infants and children. Government purchases historically have been at prices substantially below those offered to the private sector and presently account for a substantial portion of the vaccine doses distributed in the United States. From time to time, legislative and regulatory initiatives are proposed that, if adopted, could significantly modify government vaccine programs by, among other things, modifying or restricting the federal government's purchasing authority or substantially increasing or reducing the funding available for government vaccine purchases. The Company is unable to predict which legislative initiative, if any, will ultimately be enacted or the effect any such initiative may ultimately have on the Company's business or results of future operations. In addition, proposals for health-care, insurance and tax reform may be considered in the future by federal and state governments and some of these proposals, if adopted, may limit government or third-party, private reimbursement policies, or prices charged by pharmaceutical and vaccine manufacturers for their product.

         NO ASSURANCE OF EFFECTIVE MARKETING. The Company has little experience in marketing its products. The Company is in the process of implementing its marketing and sales plans for its products; however, there can be no assurance that the Company's current marketing and sales strategies or the size and make-up of the Company's sales and marketing organization will be sufficient for the successful commercialization of its products. The factors affecting successful commercial launch of the Company's vaccines in the United States include, among others: establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the Company's vaccines; distinguishing the Company's products from those of its competitors; establishing the Company as an effective and reliable supplier of vaccines; establishing efficient and consistent production of sufficient quantities of vaccine; and establishing effective distribution channels. The Company has entered into supply, marketing and distribution agreements with third parties under which such parties hold exclusive rights to market certain of the Company's products within their respective territories. There can be no assurance that any of these third parties will be able to distribute and market those products successfully within its territory. There also can be no assurance that the Company will be successful in negotiating and executing marketing and/or distribution agreements with any other third parties covering any products or that any other third party will be able to market the Company's products successfully. See "Business Relationships."

         UNCERTAINTIES RELATED TO CLINICAL TRIALS. Before obtaining regulatory approval for the commercial sale of any products under development, the Company must demonstrate through pre-clinical studies and clinical trials that these products are safe and effective. The results from pre-clinical studies and early clinical trials may not be predictive of results obtained in large-scale clinical trials. There can be no assurance that large-scale clinical trials for any of the Company's products will demonstrate safety and efficacy, be sufficient to support application for regulatory approval, or lead to marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials even after achieving promising results in earlier trials.

         NEED FOR REGULATORY APPROVALS. The Company has not commercialized any products or received product approval from the FDA. The Company's vaccine products, product development activities and manufacturing facilities and processes are subject to extensive and rigorous regulation by the FDA, including preclinical and clinical testing requirements, and inspection and approval processes. Approval of the Company's products for commercial introduction in the United States currently requires both a license for each product and a license for each production facility. The process of obtaining licenses can be costly and time consuming, and there can be no assurance that the licenses will be granted, or that FDA review will not involve delays that would adversely affect the Company's ability to market products. There also can be no assurance that any of the products under development by the Company will demonstrate the safety or efficacy profiles necessary for regulatory approval, or that the Company's products under development or its production facility will receive the requisite regulatory approvals and licenses in a timely fashion or at all. There also can be no assurance that the FDA or other regulatory authorities will not require the Company to conduct additional testing to assess the safety and/or efficacy of the Company's vaccines, including Certiva(TM). Even if the necessary licenses are obtained from the FDA, there may be limitations imposed that affect the commercialization of the product, including limitations on product use, and the FDA can withdraw approvals at any time upon compliance with appropriate regulatory procedures. The FDA can also limit or prevent the manufacture or distribution of the Company's products both in the United States and abroad and can require recalls of products. The FDA regulations depend heavily on administrative and scientific interpretation and advisory committee determinations, and there can be no assurance that future interpretations by the FDA or other regulatory bodies, with possible prospective and retroactive effect, will not adversely affect the Company. In addition, the FDA and various state agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations, including manufacturing, testing, recordkeeping, quality control and labelling practices. A determination that the Company is in material violation of such regulations could have a material adverse effect on the Company, including, without limitation, product recalls, suspensions or withdrawals of licenses, revocation or suspension of export authorizations, and denials of any pending applications.

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

         COMPETITION AND TECHNOLOGICAL CHANGE. Competition in the vaccine industry is intense. Competitors of the Company both in the United States and internationally include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of these competitors are actively developing competing vaccines. For example, during the past two years, three competitors announced that their respective DTaP vaccines were approved by the FDA for use in infants and children. One of those competitors also announced that the FDA licensed a vaccine that combines by reconstitution that company's HIB vaccine with its DTaP vaccine for administration at 15-18 months of age and that it continues to seek FDA approval for administration at two, four and six months of age. In addition, several competitors' DTaP vaccines and certain combination vaccines have been licensed for sale outside of the United States. Many of these competitors have substantially greater resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, greater operating experience, larger research and development and marketing staffs, and greater production capabilities than those of the Company. In addition, the vaccine industry is subject to significant technological change. There can be no assurance that the Company's competitors will not succeed in designing around the Company's patents, developing technologies and products that are as or more effective than any that have been or are being developed by the Company, or developing technologies and products that would render the Company's technology and products obsolete and noncompetitive.

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

         LACK OF PROFITABILITY. The Company's accumulated deficit as of December 31, 1997 was approximately $102.6 million, and the Company presently has limited revenues. The Company expects to incur additional losses until such time as the Company makes significant commercial sales of one or more of its vaccine products. The Company's ability to achieve and maintain profitability is dependent upon its ability to develop products that are effective and commercially viable, to continue to obtain regulatory approvals for production and sale of its products, and to produce and market its products successfully and in sufficient quantities. There can be no assurance that the Company will become profitable. See "Risk Factors - Dependence Upon Approval and Commercialization of DTaP Vaccine."

         AVAILABILITY OF CAPITAL. It is anticipated that the Company will continue to expend significant amounts of capital to fund its operations and capital expenditures. The Company plans to finance its cash requirements through a combination of: cash and cash equivalents; revenues from product sales and from license, collaboration, marketing, distribution and/or development agreements; the exercise of stock options; the sale of debt and/or equity securities; mortgage financing; lines of credit; and equipment leases. There can be no assurance that the Company will be able to satisfy its funding requirements from any of these alternatives or that it will be effective in reducing cash requirements for operations if FDA approval is not timely received. See Item 6 - Selected Financial Data, and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

         DIVIDENDS AND TAXATION. The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Moreover, any profits earned by the U.S. subsidiary of the Company will not be distributable directly to the Company's shareholders. Instead, such subsidiary must declare and pay a dividend to the Company, and the Company in turn must declare a dividend to its shareholders. This will subject each dividend to a withholding tax. See Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

         VOTING CONTROL BY PRINCIPAL SHAREHOLDERS. The principal shareholders of the Company, BioChem and Dr. Phillip Frost, either directly or through affiliates, are parties to a Shareholders' Agreement requiring, among other things, that the Company's Common Stock covered by the agreement be voted together for the election of directors. As of February 27, 1998, these principal shareholders beneficially owned approximately 19,062,202 shares of the Company's outstanding Common Stock, which represented approximately 52.7% of the Company's then outstanding Common Stock. See Item 13 - Certain Relationships and Related Transactions.

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


                                                             SQUARE
FACILITY/FUNCTION                   LOCATION                  FEET             OWN/LEASE

Production Facility                 Beltsville, MD            26,000        Leased until February 1999
                                                                            (ten-year renewal option)

Production Facility                 Beltsville, MD            35,000        Leased until February 2001
                                                                            (two five-year renewal options)

Warehouse and Support Services      Beltsville, MD            31,000        Owned
for Production Facility

Research and Development            Beltsville, MD            27,700        Subleased until April 1998
Laboratory Facility                                                         (contingent renewal option)

Executive Offices and               Beltsville, MD            25,600        Leased until December 2000
Warehouse Facility                                                          (remaining three-year renewal option)


         The Company's production facilities have been designed and built to produce vaccines for large scale clinical trials and commercial sales after product licensing. The Company has modified and continues to modify its 26,000 square foot production facility to expand production capacity for Certiva(TM). See Item 1 - Business, "Risk Factors - Manufacturing and Scale-Up."

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

         The  Company  is  presently   subleasing   space  for  a  research  and
development laboratory facility. This facility, consisting of approximately 27,700 square feet, is used for research in areas such as protein chemistry, immunology, molecular biology and conjugation technology.

         The Company reached a preliminary understanding with a real estate investment trust to lease an approximately 75,500 square foot facility for a period of ten years, with two five-year renewal options. The initial base annual rent under the lease would be approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company would have the right to terminate the lease for a specified fee. In addition, the Company would have an option to purchase the facility during specified periods of the lease term. The trust would provide the Company with an allowance of approximately $1.4 million for tenant improvements, and would make available to the Company a line of credit of up to approximately $1.8 million to fund any additional improvements in excess of the tenant improvement allowance. Monthly payments under this line of credit would consist of interest only accruing at the simple annual rate of 12.75%, and the entire unpaid principal balance would mature in September 2000, unless extended by the Company up to March 2002. The line of credit also would be secured by all leasehold improvements and related facility enhancements purchased with funds provided by the trust. The negotiations on these agreements are substantially completed and these agreements may be executed in the near future. There can be no assurances that the Company will be able to negotiate successfully and sign the terms of a definitive lease for the facility or the line of credit, or that, if these documents are executed, the financial terms thereof would not be materially different. If the Company secures this facility, it intends to consolidate its general, administrative, research and development groups in this facility and to reduce its existing leased space for those functions. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.


ITEM 3. LEGAL PROCEEDINGS

         The Company is, and from time to time becomes, involved in claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no other material legal proceedings pending against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol "NVX." The table below sets forth the high and low closing sales prices as reported on the AMEX composite tape for each calendar quarter of 1996 and 1997.

                                               HIGH                LOW
           1996
             First Quarter                    $16 1/8            $12 1/2
             Second Quarter                    25 3/4             12 1/8
             Third Quarter                     28                 14 5/8
             Fourth Quarter                    28                 17 3/8

           1997
             First Quarter                    $27 1/2            $19 3/4
             Second Quarter                    21                 17 1/2
             Third Quarter                     25 1/2             18 5/8
             Fourth Quarter                    29 3/4             22 7/16

         The number of record holders of the Company's Common Stock as of February 27, 1998 was approximately 246. The transfer agent and registrar for the Common Stock is American Stock Transfer and Trust Company, which is located at 40 Wall Street, New York, New York 10005.

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

         If the Company becomes a PFIC, a United States taxpayer will be subject to special rules with respect to transactions involving the Common Stock. Under these rules, all gains realized on disposition of the United States taxpayer's Common Stock will be allocated pro rata over the number of years in which the shareholder held the Common Stock. The gain that is allocated to a prior year (subsequent to December 31, 1986) in which the Company was a PFIC, or any subsequent year other than the year of disposition, will be taxed at the highest marginal rate for that year and such tax will be subject to an interest charge as if it had originally been due in that year. In addition, gain realized on the disposition of the United States taxpayer's Common Stock that is allocated to the current year or to a prior year before the Company was a PFIC will be treated as ordinary income. Similar rules will apply to distributions made by the Company. The above rules will not apply if the United States taxpayer elects to treat the Company as a qualified electing fund and the Company agrees to provide certain information to the United States Internal Revenue Service. In such case, the United States taxpayer will include in his or her income each year his or her pro rata share of the ordinary income and capital gains of the Company. The Company has not been classified as a PFIC to date, and during 1998, the Company intends to, and believes that it can, generate sufficient other income to avoid being classified as a PFIC. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.


ITEM 6. SELECTED FINANCIAL DATA

         Selected consolidated financial data for the Company are set forth below. The selected financial data as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995 have been derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report. The selected financial data as of December 31, 1995, 1994 and 1993 and for the years ended December 31, 1994 and 1993 have been derived from the audited financial statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the financial statements of the Company and other financial information included in this Annual Report.



                                                SELECTED CONSOLIDATED FINANCIAL DATA
                                                (In thousands, except per share data)

                                                                             NORTH AMERICAN VACCINE, INC.
                                                                           Fiscal Year Ended December 31,


                                                      1997             1996             1995             1994               1993
                                                      ----             ----             ----             ----               ----
STATEMENT OF OPERATIONS
DATA:
Revenues:
    Marketing, research and development
       agreements                                         $   8,001       $   9,656       $   3,000       $      --         $    --
    Contract revenue                                             --              --              --              --             141
    Product sales                                             1,699             892              --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
Total revenues                                                9,700          10,548           3,000              --             141
                                                          ---------       ---------       ---------       ---------       ---------

Operating Expenses:
    Production                                               18,662          14,764           6,317           6,188           3,032
    Research and development                                 19,860          11,594          10,206           5,763           5,824
    General and administrative                               11,386           6,753           6,696           4,543           4,070
                                                          ---------       ---------       ---------       ---------       ---------

      Total operating expenses                               49,908          33,111          23,219          16,494          12,926
                                                          ---------       ---------       ---------       ---------       ---------

Operating loss                                              (40,208)        (22,563)        (20,219)        (16,494)        (12,785)

Gain on sale of investments in affiliates                        --           4,228          14,429          11,929              --
Interest and dividend income                                  3,140           2,934             804             638             657
Interest expense                                             (6,772)         (4,088)             --              --              --
                                                          ---------       ---------       ---------       ---------       ---------

Net loss                                                  $ (43,840)      $ (19,489)      $  (4,986)      $  (3,927)      $ (12,128)
                                                          =========       =========       =========       =========       =========

Basic and diluted net loss per share                      $   (1.39)      $   (0.63)      $   (0.17)      $   (0.14)      $   (0.44)
                                                          =========       =========       =========       =========       =========

Weighted-average number of common
  shares outstanding                                         31,641          30,764          29,745          28,785          27,622


BALANCE SHEET DATA:
Cash and cash equivalents                                 $  45,502       $  70,881       $  10,443       $  20,922       $  17,166
Investments in affiliates                                       843           1,281           9,065          17,724          38,039
Total assets                                                 84,508         122,962          41,249          49,580          63,762
Convertible subordinated notes                               83,734          86,250              --              --              --
Long-term portion of capital lease                            4,110           5,871              --              --              --
Preferred stock                                               6,538           6,538           6,538           6,538           6,538
Common stock                                                 78,509          71,357          58,474          56,922          51,958
Unrealized investment holding gains                             215             653           7,466          14,762          33,165
Accumulated deficit                                        (102,609)        (58,769)        (39,280)        (34,294)        (30,367)
Dividends                                                        --              --              --              --              --


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

         THE FOLLOWING PARAGRAPHS IN THIS FORM 10-K CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS FOR REGULATORY APPROVAL, THE PROSPECTS FOR MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, FUTURE COMPLIANCE WITH FINANCIAL COVENANTS UNDER A DEBT OBLIGATION, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS BY REGULATORY AGENCIES INCLUDING THE FDA; THE PRODUCTION OF VACCINES; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUMINSTITUT; AND UNCERTAINTIES RELATING TO CLINICAL TRIALS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC").

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

         Under supply agreements, the Company manufactures the acellular pertussis component, and SSI manufactures the diphtheria, tetanus and IPV components for the DTaP and DTaP-IPV vaccines. SSI is responsible for the manufacturing, formulation, marketing and distribution of the DTaP and DTaP-IPV products in the Scandinavian, Baltic and other countries comprising its territory ("SSI's Territory"). Accordingly, the Company has been selling its acellular pertussis toxoid to SSI for formulation into DTaP and DTaP-IPV for sale in Sweden and Denmark, respectively.

         In 1995, 1996 and 1997, the Company has recognized development revenues pursuant to agreements with Pasteur Merieux-Connaught, under which the Company and Pasteur Merieux-Connaught will jointly develop the Company's Group B meningococcal vaccine. Additional funding may be provided to the Company by Pasteur Merieux-Connaught under the terms of the license and clinical development agreements. See "Outlook," below.

         In the fourth quarter of 1996, the Company and Abbott Laboratories ("Abbott") signed an agreement under which Abbott would market Certiva(TM), the Company's DTaP vaccine, when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB (incorporating one of its Haemophilus influenzae type b vaccines), DTaP-IPV and DTaP-IPV- HIB combination vaccines, which are under development. Abbott will market Certiva(TM) and the combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva(TM) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC").

         The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott is providing the Company with clinical development funding. In addition, the Company will receive payments upon achievement of prescribed milestones. In September 1995, the Company filed a product license application with the FDA for approval to market Certiva(TM) and FDA approval for the vaccine is pending. Under the agreement with Abbott, following FDA approval, the Company will receive revenues from Abbott as it purchases Certiva(TM) and the combination vaccine products for resale to the private pediatric market. See "Outlook," below.

         In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due in full on May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year. The notes are convertible into shares of the Company's Common Stock, at the initial conversion price of approximately $24.86 per share. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The Company has filed a registration statement with the SEC, which has been declared effective, registering resales of the notes and the underlying shares of Common Stock. In December of 1997, approximately $2.5 million of the principal amount of the notes were converted into 101,207 shares of the Company's common stock. As of December 31, 1997, the principal amount of the outstanding notes was $83.7 million.

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

         Research and development expenses were $19.9 million, $11.6 million, and $10.2 million in 1997, 1996, and 1995, respectively. The Company had 268, 206, and 167 full-time employees as of December 31, 1997, 1996, and 1995, respectively.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

         In 1997, the Company recognized $1.7 million in revenue from product sales to SSI, compared to $892,000 in 1996. In addition, the Company recognized in 1997 $8.0 million under collaborative agreements, compared to $9.7 million in 1996. Revenue in 1997 from collaboration agreements consists of a $6 million milestone payment from Pasteur Merieux-Connaught under the license and development agreements covering the Company's Group B meningococcal vaccine, with the balance representing revenue attributable to development funding under the Company's agreement with Abbott. Revenue from collaborative agreements in 1996 were principally with Abbott and Pasteur Merieux-Connaught.

         Production expenses were $18.7 million in 1997 compared to $14.8 million in 1996. The increase in these expenses in 1997 is due to increases in materials, labor, and facilities operating costs as the Company produces its acellular pertussis vaccine for European distribution and prepares for regulatory approval of Certiva(TM) in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. Production costs attributable to the Company's products, including Certiva(TM), are expensed until regulatory approval is obtained for such product.

         Research and development expenses increased to $19.9 million in 1997 from $11.6 million in 1996. The increase is attributable primarily to higher depreciation and operating costs for development work in the Company's newly acquired facility, and to a lesser extent, labor and supplies as a result of an increase in the number of employees, and costs to prepare and file product license applications. These increases were offset in part by lower clinical testing and related expenses.

         General and administrative expenses were $11.4 million in 1997 as compared to $6.8 million in 1996. Approximately $2.0 million of this increase is due to the combined effect of the recognition of non-cash compensation expense in the amount of approximately $1.3 million, related to the extension of the term of one expiring stock option, and to a one-time technology license fee payment. The remaining increase is attributable to higher labor costs as a result of an increase in salaries and the number of employees, as well as professional service costs.

         In the first quarter of 1996, the Company sold 193,084 shares of its investment in common stock of IVAX Corporation ("IVAX"), which generated proceeds of approximately $5.2 million, and a realized gain of $4.2 million.

         Interest and dividend income increased to $3.1 million in 1997 from $2.9 in 1996. This increase is due primarily to higher average cash balances as a result of the placement of $86.25 million convertible subordinated notes in May 1996. See "Liquidity and Capital Resources," below.

         Interest expense increased to $6.8 million in 1997 from $4.1 million in
1996  due  to  the  Company's   interest   obligations   under  the  convertible
subordinated notes and an equipment lease accounted for as a capital lease.

         The factors cited above resulted in a net loss of $43.8 million or $1.39 per share in 1997 as compared to a net loss of $19.5 million or $0.63 per share in 1996. Without the effect of the non-cash expense related to the extension of an expiring stock option, the net loss in 1997 would have been $42.5 million or $1.34 per share. Without the $4.2 million gain on the sale of investment securities in 1996, the net loss per share for 1996 would have been $0.77. The weighted-average number of common shares outstanding was 31.6 million for 1997 compared to 30.8 million for 1996. The increase in the number of weighted-average shares outstanding for 1997 as compared to 1996 is attributable primarily to the exercise of stock options, the sale of 350,000 shares of the Company's Common Stock to Abbott in the fourth quarter of 1996, and the conversion of a portion of the outstanding convertible subordinated notes as described above.

YEARS ENDED DECEMBER 31, 1996 AND 1995

         In 1996, the Company recognized $892,000 of revenue from product sales of its acellular pertussis vaccine. All such product sales were for export. In addition, the Company recognized $9.7 million of revenue from its collaboration agreements principally with Pasteur Merieux-Connaught and Abbott.

         Production expenses were $14.8 million in 1996 compared to $6.3 million in 1995. The increase in these expenses in 1996 is due to increases in depreciation, materials, and labor, as the Company produces the acellular pertussis vaccine for European distribution and prepares for regulatory approval of Certiva(TM) in the United States. The increase in labor cost is attributable primarily to an increase in number of employees. In addition, facility costs increased in 1996 over 1995 due to the Company's placing in service its expanded production facility and its adjacent support facility.

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

         In 1996, the Company sold 193,084 shares of its investment in the common stock of IVAX, which generated proceeds of approximately $5.2 million and a realized gain of $4.2 million. In 1995, the Company sold the remaining 695,936 shares of its investment in common stock of BioChem Pharma, Inc. and 156,916 shares of its investment in IVAX common stock, which generated approximately $11.5 and $4.3 million of cash, respectively. The realized gain on these sales were $10.9 and $3.5 million, respectively.

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

         The factors cited above resulted in a net loss of $19.5 million or $0.63 per share of the Company's common stock in 1996 as compared to net loss of $5.0 million or $0.17 per share of the Company's common stock in 1995. Without the gains on the sales of investment securities in 1996 and 1995, the net losses per share for 1996 and 1995 would have been $0.77 and $0.65 per share of the Company's common stock, respectively. The weighted average number of common and common equivalent shares outstanding was 30.8 million for 1996 compared to 29.7 million for 1995. The increase in the number of weighted average shares outstanding for 1996 as compared to 1995 was attributable primarily to the exercises of stock options and the sale of 350,000 shares of the Company's common stock to Abbott.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirement for operations was $10.5 million in the fourth quarter of 1997 and $37.9 million for the year ended December 31, 1997. The Company's cash requirement for operations is defined as the net cash used in operating activities for the period being reported less amounts received under marketing, research and development agreements and further adjusted by the timing of proceeds from the sale of investments in affiliates. At December 31, 1997, the Company had cash and cash equivalents of $45.5 million and investment securities in an affiliate with a market value of $843,000. The investment consisted of 125,000 shares of IVAX common stock. The fair market value as of March 17, 1998 was approximately $1.2 million. This investment is volatile and therefore subject to significant fluctuations in value.

         The Company anticipates that cash requirements for operations in the first quarter of 1998 could be between approximately $10.5 and $11.5 million as the Company: produces its acellular pertussis vaccine for commercial sale in Europe; produces Certiva(TM) in anticipation of regulatory approval in the United States and other territories; produces investigational combination vaccines and conjugate vaccines; and conducts clinical trials. Quarterly cash requirements for operations beyond these periods will depend principally upon the level and efficiency of vaccine production, the timing of FDA approval for Certiva(TM), level of sales of Certiva(TM) in the U.S., level of product sales in Europe as additional approvals are obtained, costs to market Certiva(TM) following approval, the level of expenditures for the Company's ongoing research and development program, and the timing of interest payments due on the convertible subordinated notes described above. If the Company does not secure FDA licensure and generate commercial sales of Certiva(TM), the Company will need to address its future cash requirements for operations. This issue may be addressed through reductions in operating levels and through the sale of debt or equity securities, among other means as more fully described below. There are no assurances that the Company will be successful, under these circumstances, in significantly reducing operating levels or in placing debt or equity securities on favorable terms or in an amount required to meet its future cash requirements for operations. The foregoing are forward looking statements. There are no assurances that the Company will meet the projections for cash requirements for operations, that any further regulatory approvals will be received, that the milestones under existing marketing and research and development agreements will be achieved, or that, if such milestones are obtained, they will contribute materially to the quarterly cash requirements. Failure or significant delays in receiving additional regulatory approvals and meeting milestones would have a significant adverse effect on the Company's future financial position.

         Total capital expenditures for 1997 were $2.1 million. The Company is in the planning stages of expanding its manufacturing capacity for its vaccine products for both clinical trials and for commercial sale. Total projected capital expenditures for 1998 for facilities' modifications, equipment, systems and other capital additions could range between $4 million to $8 million, depending upon the ultimate extent of the expansions, which has not yet been determined. The foregoing is a forward looking statement, and the amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation: the magnitude of the changes in the facilities required to meet demand for the Company's acellular pertussis products; the equipment and leasehold improvements required in order to expand the Company's production capacity for investigational products; the anticipated timing for further regulatory approvals of existing products; the anticipated timing for regulatory approval of future products; and unanticipated costs to replace or repair existing equipment and systems in order to keep the manufacturing and development facilities operational or in compliance with regulatory requirements.

         The capital expenditures described above are exclusive of any future real estate acquisition or build-out plans. The Company continues to evaluate its need to build-out, lease or acquire additional research, development, and other facilities to accommodate the Company's expanding vaccine development program. The Company reached a preliminary understanding with a real estate investment trust to lease an approximately 75,500 square foot facility for a period of ten years, with two five-year renewal options. The initial base annual rent under the lease would be approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company would have the right to terminate the lease for a specified fee. In addition, the Company would have an option to purchase the facility during specified periods of the lease term. The trust would provide the Company with an allowance of approximately $1.4 million for tenant improvements, and would make available to the Company a line of credit of up to approximately $1.8 million to fund any additional improvements in excess of the tenant improvement allowance. Monthly payments under this line of credit would consist of interest only accruing at the simple annual rate of 12.75%, and the entire unpaid principal balance would mature in September 2000, unless extended by the Company up to March 2002. The line of credit also would be secured by all leasehold improvements and related facility enhancements purchased with funds provided by the trust. The negotiation of these agreements is substantially completed and these agreements may be executed in the near future. There can be no assurances that the Company will be able to negotiate successfully and sign a definitive lease for the facility or the attendant line of credit, or that if these documents are executed, the financial terms thereof will not be materially different. The lease payments and operating costs for this facility are included in, and not in addition to, the anticipated cash requirements for operations described above. The Company currently anticipates that capital expenditures of approximately $1.0-$2.0 million would be required to modify the facility to accommodate the Company's operations. Additional capital expenditures for this or other facilities may vary substantially depending upon a number of factors including, among other things, the size of such facilities, the equipment and systems requirements for the facilities, location, zoning and other government restrictions and the magnitude of available financing.

         As noted above, the Company is obligated to maintain compliance with certain financial covenants under an equipment lease agreement entered into in connection with the 1996 acquisition of a 35,000 square foot manufacturing facility. These financial covenants include maintaining minimum cash and investment balances, minimum tangible net worth, and compliance with prescribed financial ratios. The Company may at any time, and intends during the first or second quarter of 1998 to, eliminate these financial covenants by posting a letter of credit for a predetermined amount. The amount of the letter of credit would be approximately $5.9 million as of March 31, 1998 and would be secured by a cash deposit of an equal amount. In the absence of posting this letter of credit, a breach of the financial covenants would result in the Company being obligated to post such letter of credit.

         Cash requirements for operations and capital expenditures for 1998 are expected to be financed through a combination of: cash and cash equivalents;
fees and payments from existing and/or new license, marketing, distribution and/or development agreements; the exercise of stock options; the sale of debt and/or equity securities; mortgage financing; lines of credit; and equipment leases. The Company currently has no agreements or understandings regarding any of the debt or equity financing options. The Company believes that it has adequate cash resources to meet its 1998 funding requirements although there are no assurances in this regard. Failure or significant delays in receiving additional regulatory approvals and satisfying milestones would have a significant adverse effect on the Company's future operating results and future financial position. The Company believes that in such event it would reduce cash requirements for operations through significant reductions in operating levels, although there are no assurances that the Company would be successful in this regard. This paragraph contains forward looking statements and the factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things: the timing of FDA approval for Certiva(TM); the efficiency of the Company's production operations; the sales price for products established by the Company and its distributors; the magnitude and timing of product sales; the magnitude and timing of any fees and payments from license, marketing, distribution and/or development agreements; the magnitude of fixed costs; and the capital expenditures required to operate and expand existing and future facilities.

OUTLOOK

         The Company recognized an operating loss of $43.8 million in 1997 based on revenues of $1.7 million from product sales, $6.0 million from collaborative milestone and license payments, and $2.0 million under a development agreement. The Company expects to incur an operating loss of between $12.5 and $13.5 million in the first quarter of 1998, which is approximately equal to the operating loss incurred in the last quarter of 1997. Thereafter, the Company anticipates that the quarterly operating results may fluctuate significantly based upon a number of factors including, among other things: the magnitude of product sales for distribution in Europe; the timing of FDA marketing clearance for Certiva(TM); the timing for the commercial introduction of Certiva(TM); the ability of the Company and its distributors to compete against competitive products, several of which have been approved, and to effectively market and sell products in their respective territories; the sales prices established for products by the Company and its distributors; the efficiency of the Company's production operations; the timing of the payments under license, marketing, distribution and/or development agreements with third parties; the ability of the Company to manufacture and deliver products in accordance with customer orders; the timing and costs associated with clinical trials and post-licensure testing of the Company's products; the timing and amount of funding that may be received under any additional license, marketing, distribution and/or development agreements with third parties; and the timing of and amount of proceeds from the sale of additional investment securities. The backlog of orders believed to be firm for the Company's acellular pertussis vaccine was approximately $1 million as of December 31, 1997. The Company does not consider orders for any of the Company's products to be firm until such time as regulatory approval is obtained for each such product. To date, the Company has manufactured Certiva(TM) in anticipation of FDA approval and has expensed all related production expenses. There are no assurances that the FDA will allow or permit the Company to sell all or any portion of the vaccine produced and failure to receive permission to sell a significant portion of the product could have a material adverse affect on the future results of operations of the Company. The foregoing are forward looking statements and the factors affecting its outcome are described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operation, including the first paragraph hereof, and in the risk factors and other information contained in this Form 10-K and other filings with the SEC, to which the reader's attention is directed.

         The quarterly operating results may also be affected by the quantity of product produced for sale since the production expenses have been mainly fixed and consist primarily of costs to operate the production facilities, to scale up production and to maintain a ready work force. To date, the Company has limited experience and success in manufacturing commercial quantities of its vaccine products and in operating its manufacturing facilities. From time to time, the Company experiences disruptions and production failures and there are no assurances that the steps taken by the Company to address such failures will be effective or that such failures will not continue in the future. Such disruptions or failures would have a material adverse effect on the Company's future operating results and could affect the Company's ability to obtain regulatory approval for its products or the timing of such approval. No assurances can be given that the Company will be successful in establishing and maintaining consistent and continuous commercial production of its vaccines in sufficient quantity and quality or that it will be capable of producing a competitively priced product for commercial sale. The Company's manufacturing operations for Certiva(TM) are located principally in one facility. Any condition or event that adversely affects the condition or operation of such facility would have a material adverse affect on the Company's financial condition and future results of operations. In addition, given its size and configuration, such facility has limited production capacity. Accordingly, there are no assurances that the Company will be able to produce sufficient quantities of vaccine to meet market demand or achieve profitability.

         There are no assurances that the Company will meet the operating results projected, that any further regulatory approvals will be received, that any milestones will be achieved, or if achieved, that milestone payments will contribute materially to the quarterly operating results of the Company.

         PRODUCT SALES. The Company anticipates additional revenues from product sales during 1998 to European distributors for sale and distribution in select European countries. As of December 31, 1997, the Company's backlog of orders believed to be firm are approximately $1.0 million. Any additional product approvals in Europe could lead to increased revenues from the sale of the Company's acellular pertussis vaccine. There are no assurances that further product approvals will be obtained in Europe during 1998 or at all, or that once obtained the Company's European distributors will launch the products in a timely manner or at all, or that if launched, that the distributors will be effective in the marketing and distributing the products. The Company does not control the marketing and distribution efforts of such distributors in their respective territories and, therefore, the Company's revenues for product sales in those territories are dependent upon the timing, implementation, and effectiveness of these parties' sales, marketing and distribution efforts.
Additionally, although the FDA Export Reform and Enhancement Act permits a company to export vaccines manufactured in the United States with little or no prior FDA review and approval, the FDA retains the authority and ability to delay, suspend or terminate a manufacturer's ability to commence or continue such efforts. This authority may be exercised if the FDA finds the product fails to meet prescribed standards relating to manufacturing, labeling, and promotional activities, among others. There are no assurances that the FDA will not, at any time or from time to time, seek to delay, defer or suspend the Company's export activities for failure to meet any of the prescribed standards of the statute. Any such action could have a material adverse affect on the future results of operations.

         As described above, during 1996, the Company and Abbott signed an agreement under which Abbott would market Certiva(TM) and certain combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market these products to government purchasers, including state governments and the CDC. FDA approval of the Company's product license application for Certiva(TM) is pending. In January 1998, the Company was advised by the FDA that Certiva(TM) is on track for completing the final steps for licensure. The

Company has prepared and submitted additional information to the FDA in furtherance of its license application. Following FDA approval, the Company, therefore, anticipates revenues during the second or third quarter of 1998 from the sale of Certiva(TM) in the United States to state governments and the CDC, and to Abbott for resale to private physicians and the managed care market. If the product is launched successfully in the United States by the Company and Abbott, revenues from operations and the prospects for profitability would increase. The foregoing are forward looking statements, and there are no assurances that the Company will achieve profitability based solely on revenues from its acellular pertussis vaccine or any future vaccines under development. There can be no assurance that the FDA's approval will be obtained or that, once obtained, product revenues will be generated in the time frame projected, or that the Company and/or Abbott will be effective in marketing and distributing the product. The principal factors affecting the approval of Certiva(TM) and its timing are believed to be the adequacy of the most recent information submitted, the timeliness of the FDA completing its entire review process, the sufficiency of the clinical trials' design, the quality of the clinical data submitted to the FDA, and the adequacy of the systems, procedures, operations and facilities relating to the product, among other things. The factors affecting successful commercial launch of Certiva(TM) in the United States include, among others: successfully participating in established purchasing programs of Federal and state governments; establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the vaccine; distinguishing the Company's product from that of its competitors; establishing the Company as an effective and reliable supplier of vaccines; establishing efficient and consistent production of sufficient quantities of vaccine and establishing effective distribution channels.

         The foregoing paragraphs contain only a partial description of the factors affecting the Company's business prospects and risk factors affecting future operations. Reference is made to the risk factors and other information contained in this Form 10-K, as well as the Company's other filings with the SEC, for a more complete description of the risks and uncertainties affecting the Company and its business.

         MARKETING, RESEARCH & DEVELOPMENT AGREEMENTS. In December 1995, the Company signed a clinical development agreement and license agreement with Pasteur Merieux-Connaught under which the parties agreed to jointly develop its new conjugate vaccine against Group B meningococcal infection for both adults and pediatric indications. In 1996, the Company recognized revenue from Pasteur Merieux-Connaught under these agreements, and in the third quarter of 1997, the Company received a $6 million milestone payment under this collaboration. Future fees and funding would be made upon achievement of development, clinical and regulatory milestones. Total remaining fees and payments to the Company upon achievement of all clinical and regulatory milestones amount to $39 million. The time it may take to achieve future milestones cannot be predicted accurately, and there are no assurances that any additional milestones will be met. In addition, Pasteur Merieux-Connaught may terminate these agreements in its sole discretion at any time.

         Under the marketing and distribution agreement with Abbott, the Company will receive clinical development payments and milestone payments upon achievement of prescribed clinical and regulatory events. Total remaining payments by Abbott to the Company under the agreement amount to $26 million. In addition, the Company will receive revenues from Abbott as it purchases Certiva(TM) and the combination vaccine products for resale to the private pediatric market. There are no assurances that the milestones will be met, that the quantities of Abbott's purchases of Certiva(TM) will be significant or as to the timing of such purchases, or that Abbott will not exercise its right to terminate this arrangement at any time with advance notice.

         In 1998, the Company anticipates that total receipts of license fees, clinical development funding and milestone payments under its existing marketing, research and development agreements could be approximately $5 million. This is a forward looking statement and the factors that affect the timing of the license fee and milestone payments are in large measure outside of the control of the Company. In 1997, the Company recognized $8.0 million of revenue under marketing, research and development agreements, which includes the $6 million received under the agreements with Pasteur Merieux-Connaught. The revenue recognized by the Company from clinical development payments received from Abbott are and will be equal to the Company's expenditures in the clinical development program for Certiva(TM) and the combination vaccines up to a specified amount. Accordingly, such revenues are likely to fluctuate from quarter to quarter and would have no effect on net operating results. The factors that affect the timing of these expenditures, and therefore, the revenues to be recognized therefrom, are subject to uncertainties related to the planning, commencement and completion of clinical trials and the regulatory approval process. There are no assurances that the clinical development funding from Abbott will be sufficient to fund all of the Company's expenditures in the clinical development program for Certiva(TM) and the combination vaccines.

         The Company is considering executing further distribution agreements for certain markets throughout the world. The Company also intends to collaborate in the development of selected vaccine products and may enter into additional collaborative development agreements. In addition, the Company is in various stages of discussions with third parties regarding various business arrangements including licensing, joint venture, acquisition, and other business agreements, some of which possibly may be concluded in the near term. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any such agreement will be significant.

TAX AND OTHER MATTERS

         At December 31, 1997, the Company and its subsidiaries had income tax loss carry forwards of approximately $22.3 million to offset future Canadian source income and approximately $77.1 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

         If more than a certain percentage of the Company's assets or income becomes passive, the Company will be classified for U.S. tax purposes as a passive foreign investment company ("PFIC"), and a U.S. taxpayer may be subject to an additional Federal income tax on receiving certain dividends from the Company or selling the Company's Common Stock. The Company has not been classified as a PFIC to date, and it intends to, and believes that it can, generate sufficient other income to avoid being classified as a PFIC. This is a forward looking statement and the factors affecting this classification include, among other things, the timing and amount of revenue from product sales; the timing and amount of license fees, milestone payments and development funding under license, marketing, distribution and development agreements; the classification of payments received by the Company as active or passive; and the classification of the Company's assets as active or passive.

         In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 for 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at December 31, 1997, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

         In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management has initiated a company-wide program to prepare the Company's computer systems and programs for the year 2000. Based on a recent internal interim assessment, the Company believes that the principal management information system software that was recently purchased and is currently being implemented is designed to be Year 2000 compliant. The Company intends to test the system for Year 2000 compliance. The Company also uses various "off the shelf" software applications throughout the Company for the storage and analysis of various types of data that management is dependent upon for day to day operations. Management's preliminary assessment is that little or no modifications or replacement will be necessary to the Company's existing software to achieve Year 2000 qualification.

         The Company has not communicated with all of its significant suppliers to determine the extent to which the Company is vulnerable to failures by such third parties to remediate their own Year 2000 issues. The Company does not anticipate that the suppliers cost to obtain Year 2000 compliance will be passed on to the Company. However, there are no assurances that the systems of other companies on which the Company's systems rely will be timely converted. In addition, there are no assurances that the failure by such other companies' systems to comply, or compliance in a manner that is not compatible to Company systems, would not have a material, adverse effect on the Company.

         The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for product it has sold. Based on the interim internal assessment, the Company does not anticipate that expenditures specifically related to software modifications for year 2000 compatibility will have a material adverse affect on future results from operations or financial condition, although there are no assurances in this regard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and accompanying Notes thereto, the Accountants' Report, required Supplementary Data, and certain other financial information are set forth on pages 46 to 67 of this Annual Report immediately following. The table of contents to the Financial Statements and accompanying Notes appears on page 69 of this Annual Report.

                    Report of Independent Public Accountants


To North American Vaccine, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of North American Vaccine, Inc. (a Canadian corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Vaccine, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                             /s/ Arthur Andersen LLP
                                             ------------------------
                                                 Arthur Anderson LLP

Washington, D.C.
February 6, 1998


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
                                                                                    December 31,         December 31,
                                                                                        1997                 1996
                                                                                 -------------------   -----------------
ASSETS
------

Current assets:
  Cash and cash equivalents                                                                $ 45,502            $ 70,881
  Accounts receivable                                                                           324               4,166
  Inventory                                                                                   2,730               1,782
  Prepaid expenses and other current assets                                                     615                 533
                                                                                 -------------------   -----------------
          Total current assets                                                               49,171              77,362

Property, plant and equipment, net                                                           31,428              40,629
Investment in affiliate, at market                                                              843               1,281
Deferred financing costs, net                                                                 2,603               3,184
Other assets                                                                                    463                 506
                                                                                 -------------------   -----------------
     Total assets                                                                         $  84,508           $ 122,962
                                                                                 ===================   =================

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
----------------------------------------------
Current liabilities:
  Accounts payable                                                                          $ 3,343             $ 1,912
  Deferred revenue                                                                            3,999               3,000
  Obligation under capital lease, current portion                                             1,593               1,496
  Other current liabilities                                                                   5,064               4,540
                                                                                 -------------------   -----------------
         Total current liabilities                                                           13,999              10,948

6.50% Convertible subordinated notes, due May 1, 2003                                        83,734              86,250
Obligation under capital lease, net of current portion                                        4,110               5,871
Deferred rent credit, net of current portion                                                     12                 114
                                                                                 -------------------   -----------------
     Total liabilities                                                                      101,855             103,183

COMMITMENTS AND CONTINGENCIES

Shareholders' (deficit) equity:
  Preferred stock, no par value; unlimited shares authorized-
     Series A, convertible; issued and outstanding 2,000,000 shares;
     entitled to Can $2.50 per share in liquidation                                           6,538               6,538
  Common stock, no par value; unlimited shares authorized; issued
    31,936,539 shares at December 31, 1997 and 31,406,999 shares at
    December 31, 1996                                                                        78,509              71,357
  Unrealized investment holding gain                                                            215                 653
  Accumulated deficit                                                                      (102,609)            (58,769)
                                                                                 -------------------   -----------------
      Total shareholders' (deficit) equity                                                  (17,347)             19,779
                                                                                 -------------------   -----------------

     Total liabilities and shareholders' (deficit) equity                                   $84,508            $122,962
                                                                                 ===================   =================


 The accompanying notes are an integral part of these consolidated financial statements.


 NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)


                                                                             Years ended December 31,

                                                                    1997               1996              1995
                                                               ----------------   ---------------   ---------------
Revenues:
      Marketing, research and development agreements                   $ 8,001           $ 9,656           $ 3,000
      Product sales                                                      1,699               892                 -
                                                               ----------------   ---------------   ---------------
           Total revenues                                                9,700            10,548             3,000
                                                               ----------------   ---------------   ---------------
 Operating expenses:
     Production                                                         18,662            14,764             6,317
     Research and development                                           19,860            11,594            10,206
     General and administrative                                         11,386             6,753             6,696
                                                               ----------------   ---------------   ---------------
           Total  operating expenses                                    49,908            33,111            23,219
                                                               ----------------   ---------------   ---------------

 Operating loss                                                        (40,208)          (22,563)          (20,219)

 Other income (expenses):
     Gain on sale of investment in affiliate                                 -             4,228            14,429
     Interest and dividend income                                        3,140             2,934               804
     Interest expense                                                   (6,772)           (4,088)                -
                                                               ----------------   ---------------   ---------------
 Net loss                                                            $ (43,840)        $ (19,489)         $ (4,986)
                                                               ================   ===============   ===============

 Basic and diluted net loss per share                                  $ (1.39)          $ (0.63)          $ (0.17)

 Weighted-average number of common shares
      outstanding                                                       31,641            30,764            29,745






 The accompanying notes are an integral part of these consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands)




                                               Series A                                       Unrealized                   Total
                                             Convertible                                        Invest-                    Share-
                                           Preferred Stock              Common Stock             ment       Accum-        holders'
                                      ---------------------------  -------------------------   Holding      ulated         Equity
                                         Shares        Amount       Shares        Amount         Gains      Deficit      (Deficit)
                                      -------------  ------------  ----------  -------------  ------------ ------------ ------------
Balance, December 31, 1994                   2,000       $ 6,538      29,253        $56,922       $14,762    $ (34,294)    $43,928

Exercises of stock options                       -             -         920          1,424             -            -       1,424
Shares issued under
  401(k) plan                                    -             -          14            128             -            -         128
Realized investment holding gain                 -             -           -              -       (14,429)           -     (14,429)
Increase in market value
  of investment                                  -             -           -              -         7,133            -       7,133
Net loss                                         -             -           -              -             -       (4,986)     (4,986)
                                      -------------  ------------  ----------  -------------  ------------ ------------ ------------
Balance, December 31, 1995                   2,000       $ 6,538      30,187        $58,474         7,466    $ (39,280)    $33,198

Exercises of stock options                       -             -         859          6,356             -            -       6,356
Issuance of common stock                         -             -         350          6,344             -            -       6,344
Shares issued under
  401(k) plan                                    -             -          11            183             -            -         183
Realized investment holding gain                 -             -           -              -        (4,228)           -      (4,228)
Decrease in market value
  of investment                                  -             -           -              -        (2,585)           -      (2,585)
Net loss                                         -             -           -              -             -      (19,489)    (19,489)
                                      -------------  ------------  ----------  -------------  ------------- ----------- ------------
Balance, December 31, 1996                   2,000       $ 6,538      31,407        $71,357         $ 653   $  (58,769)    $19,779

Exercises of stock options                       -             -         498          5,036             -            -       5,036
Retirement of stock used to exercise
   options                                       -             -         (80)        (1,890)            -            -      (1,890)
Shares issued under
  401(k) plan                                    -             -          11            238             -            -         238
Stock option compensation                        -             -           -          1,313             -            -       1,313
Conversion of subordinated convertible
  notes into common stock                        -             -         101          2,455             -            -       2,455
Decrease in market value
  of investment                                  -             -           -              -          (438)           -        (438)
Net loss                                         -             -           -              -             -      (43,840)    (43,840)
                                      -------------  ------------  ----------  -------------  ------------- ----------- ------------
Balance, December 31, 1997                   2,000       $ 6,538      31,937        $78,509         $ 215    $(102,609)   $(17,347)
                                      =============  ============  ==========  =============  ============= =========== ============


 The accompanying notes are an integral part of these consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                           Years ended December 31,

                                                                                 1997                1996               1995
                                                                           ------------------  -----------------  -----------------


Cash flows from operating activities:
    Net loss                                                                       $ (43,840)         $ (19,489)          $ (4,986)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Gain on sale of investment in affiliate                                          -             (4,228)           (14,429)
          Loss (gain) on disposal of equipment                                           131                (12)                27
          Depreciation and amortization                                               11,017              6,154              2,223
          Amortization and reduction of deferred financing costs                         520                335                  -
          Contribution of common stock to 401(k) plan                                    238                183                128
          Stock option compensation                                                    1,313                  -                  -
          Decrease (increase)  in other assets                                            43                 47               (248)
          Decrease in deferred rent                                                      (91)               (81)               (75)
          Cash flows provided by (used in) other working capital items                 5,756             (1,818)               (56)
                                                                           ------------------  -----------------  -----------------
              Net cash  used in operating activities                                 (24,913)           (18,909)           (17,416)
                                                                           ------------------  -----------------  -----------------

Cash flows from investing activities:
    Capital expenditures                                                              (2,132)           (21,012)           (10,279)
    Proceeds from sale of investment in affiliate                                          -              5,199             15,792
    Proceeds from sale of equipment                                                      225                 27                  -
                                                                           ------------------  -----------------  -----------------
              Net cash (used in) provided by investing activities                     (1,907)           (15,786)             5,513
                                                                           ------------------  -----------------  -----------------

Cash flows from financing activities:
    Proceeds from issuance of convertible notes                                            -             86,250                  -
    Deferred financing costs of convertible notes                                          -             (3,519)                 -
    Proceeds from exercises of stock options                                           3,146              6,356              1,424
    Principal payments on capital lease obligation                                    (1,705)              (298)                 -
    Proceeds from issuance of common stock                                                 -              6,344                  -
                                                                           ------------------  -----------------  -----------------
              Net cash provided by financing activities                                1,441             95,133              1,424
                                                                           ------------------  -----------------  -----------------

Net (decrease) increase in cash and cash equivalents                                 (25,379)            60,438            (10,479)
Cash and cash equivalents, beginning of period                                        70,881             10,443             20,922
                                                                           ------------------  -----------------  -----------------
Cash and cash equivalents, end of period                                            $ 45,502           $ 70,881           $ 10,443
                                                                           ==================  =================  =================



 The accompanying notes are an integral part of these consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)



                                                                                        Years ended December 31,
                                                                               1997               1996              1995
                                                                         -----------------   ---------------   ----------------


Cash Flows Provided By Other Working Capital Items:

    Decrease (increase) in:
          Accounts receivable                                                     $ 3,842          $ (2,166)          $ (2,000)
          Inventory                                                                  (948)           (1,286)              (266)
          Prepaid expenses and other current assets                                   (81)               38               (264)

    Increase (decrease) in:
          Accounts payable                                                          1,431            (1,638)               404
          Other current liabilities                                                 1,512             3,234              2,070
                                                                         -----------------   ---------------   ----------------
    Net cash provided by (used in) other working capital items                    $ 5,756          $ (1,818)          $    (56)
                                                                         =================   ===============   ================



 Supplemental Disclosure of Cash Flow Information:

 Cash paid for interest                                                           $ 6,249           $ 2,758           $      -
                                                                         =================   ===============   ================

 Equipment acquired through capital lease                                         $     -           $ 7,665           $      -
                                                                         =================   ===============   ================

 Conversion of subordinated notes to common stock                                 $ 2,516           $     -           $      -
                                                                         =================   ===============   ================

 Use of stock to exercise stock options                                           $ 1,890           $     -           $      -
                                                                         =================   ===============   ================


The accompanying notes are an integral part of these consolidated financial statements.

                  NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

         North American Vaccine, Inc. and Subsidiaries (the "Company") is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults.

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

(2)  RISK FACTORS

        The Company has generated only limited revenue from the sale of its acellular pertussis vaccine. Prior to commercial introduction of Certiva(TM) (the Company's DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis), and its combination vaccines, the Company must receive regulatory approval from the U.S. Food and Drug Administration ("FDA") for sales in the United States and by similar authorities for sales in other countries. A European formulation of Certiva(TM) and a stand-alone aP vaccine have been approved for sale in Sweden, and a DTaP-IPV vaccine has been approved for sale in Denmark. Certiva(TM) is currently being considered for approval for sale in the United States by the FDA. There can be no assurance as to when or whether the Company will receive such approval, or that any such approval will not be subject to additional testing requirements or other limitations that may affect the commercialization of the product. The commercial introduction of Certiva(TM) will require the Company to manufacture and produce large quantities of vaccine in its manufacturing facility, which has been and continues to be modified for increased production. The Company has limited experience in manufacturing commercial quantities of its vaccines, including Certiva(TM), and operating its manufacturing facilities. Accordingly, there can be no assurance that the production process will not fail at any point or become subject to substantial disruptions. To successfully introduce and commercialize Certiva(TM), the Company will be required to, among other things, participate in established purchasing programs of Federal and state governments, establish an identity and reputation for the Company and its products, create an awareness among pediatricians of the safety and efficacy of the vaccine, distinguish the Company's product from that of its competitors, establish the Company as an effective and reliable supplier of vaccines, produce sufficient quantities of vaccine and establish effective distribution channels. The Company and Abbott Laboratories ("Abbott") have signed an agreement for Abbott to market Certiva(TM) and certain combination vaccines in the United States to the private physician and managed care markets upon approval by the FDA, with the Company marketing those products to government purchasers. There can be no assurance that the Company or Abbott will successfully implement its sales and marketing strategy. In attempting to do so, the Company believes there will be intense competition from other vaccine producers. There can be no assurance that the

Company will produce a commercially viable product, attain sufficient market share, distinguish its vaccine product from that of its competitors, or achieve profitability from the sale of Certiva(TM) or any of its other vaccine products.

         Currently, the Company's prospects for becoming profitable are substantially dependent upon the successful commercialization of Certiva(TM), as well as the successful development and commercialization of other vaccines under development. There can be no assurance that the Company will be able to successfully manufacture or market Certiva(TM) or any other vaccine product at levels sufficient to generate profits.

         The production of vaccines is a highly complex, biological process involving many steps, commencing from seed culture through final production. The production process could fail at any point resulting in the failure and continued inability to meet production requirements. From time to time, the Company experiences disruptions and production failures and there are no assurances that the steps taken by the Company to address such failures will be effective or that such failures will not continue in the future or affect the Company's ability to obtain regulatory approval for its products or the timing of such approval or affect the Company's ability to produce vaccines. No assurances can be given that the Company will be successful in establishing and maintaining consistent manufacture and continuous commercial production of its vaccines in sufficient quantity and quality or that it will be capable of producing a competitively priced product for commercial sale. The Company's manufacturing operations for Certiva(TM) are located principally in one facility. Any condition or event that adversely affects the operation of such facility would have a material adverse affect on the Company's financial condition and future results of operations. In addition, given its size and configuration, such facility has limited production capacity. Accordingly, there are no assurances that the Company will be able to produce sufficient quantities of vaccine to meet market demand or achieve profitability.

         While the Company produces the pertussis component of Certiva(TM), it has purchased, and intends to continue to purchase, its requirements of the diphtheria and tetanus toxoids from Statens Seruminstitut ("SSI") and enhanced IPV from SSI and another supplier. There can be no assurance that these suppliers will be able to meet the Company's requirements, that their components will be supplied on commercially reasonable terms, or that they will not experience difficulties in obtaining necessary regulatory approvals or disruptions in their production of diphtheria and tetanus toxoids or IPV.

         Certain of the Company's production processes require raw materials from sole sources or materials that are difficult for suppliers to produce and certify to the Company's specifications. The Company also may experience temporary or permanent shortages of critical raw materials necessary for continued production of its vaccines. Any shortage of these materials could delay production efforts, adversely impact production costs and yields, or necessitate the use of substitute materials, any of which could have a significant adverse impact on the Company's operations. In addition, the Company has contracted with third parties for the sterile fill, labeling, and packaging of its vaccine products until the Company obtains its own facilities to perform these operations. Failure of any such contractor to meet the Company's requirements could have a material adverse effect on the Company, may involve costly delays and significant expense, and would require additional regulatory approval as the Company seeks alternative arrangements.

         Children in the United States receive immunizations from public providers, such as local health departments, as well as from private providers. Immunizations provided by public providers are generally paid for through federal and state government funding under public health programs. These programs are intended to reduce barriers to immunization and to improve immunization rates by providing free vaccine to qualifying infants and children. Government purchases historically have been at prices substantially below those offered to the private sector and presently account for a substantial portion of the vaccine doses distributed in the United States. From time to time, legislative and regulatory initiatives are proposed that, if adopted, could significantly modify government vaccine programs by, among other things, modifying or restricting the federal government's purchasing authority or substantially increasing or reducing the funding available for government vaccine purchases. The Company is unable to predict which legislative initiative, if any, will ultimately be enacted or the effect any such initiative may ultimately have on the Company's business or results of future operations. In addition, proposals for health-care, insurance and tax reform may be considered in the future by federal and state governments and some of these proposals, if adopted, may limit government or third-party, private reimbursement policies, or prices charged by pharmaceutical and vaccine manufacturers for their product.

         The Company has little experience in marketing its products. The Company is in the process of implementing its marketing and sales plans for its products; however, there can be no assurance that the Company's current marketing and sales strategies or the size and make-up of the Company's sales and marketing organization will be sufficient for the successful commercialization of its products. The factors affecting successful commercial launch of the Company's vaccines in the United States include, among others: establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the Company's vaccines; distinguishing the Company's products from those of its competitors; establishing the Company as an effective and reliable supplier of vaccines; producing sufficient quantities of vaccine; and establishing effective distribution channels.

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

         The Company had cash and cash equivalents of $45.5 million at December 31, 1997. The Company's cash utilization for operations, net of amounts received under marketing, research and development agreements, was $10.5 million in the fourth quarter of 1997 and $37.9 million for the year ended December 31, 1997. Total capital expenditures were $2.1 million for 1997. These levels of cash expenditure have continued in the first quarter of 1998. Management is developing plans to access other sources of funding or take other necessary actions as appropriate to address future cash utilization for operations, which plans may depend on the timing of FDA licensure of Certiva(TM). Cash requirements for operations and capital expenditures for 1998 are expected to be financed through a combination of: cash and cash equivalents, fees and payments from existing and/or new license marketing, distribution and/or development agreements; the exercise of stock options; the sale of debt and/or equity securities; mortgage financing; lines of credit; and equipment leases. The Company currently has no agreements or understandings regarding any debt or equity financing.

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

         (e) INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Inventories consist of the following (in thousands):

                                        1997                1996
                                        ------------------------
               Raw materials            $2,584            $1,518
               Work-in-process               0               162
               Finished goods              146               102
                                        ======            ======
                                        $2,730            $1,782
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

         (h) DEPRECIATION AND AMORTIZATION. Depreciation of property, plant and equipment, with the exception of leasehold improvements and an owned facility, is provided using an accelerated method over the estimated useful lives of the assets. The estimated useful lives are generally five to seven years for machinery, equipment and laboratory fixtures. Leasehold improvements are amortized over the term of the lease. The Company's owned facility is depreciated on a straight-line basis over twenty years.

         (i) DEFERRED FINANCING COSTS. Deferred financing costs represent fees and other costs incurred in connection with the issuance of the 6.50% convertible notes. These costs are amortized over the term of the related debt using the effective interest rate method. Total accumulated amortization through December 31, 1997 and 1996 was $838,000 and $335,000, respectively.

         (j)  INCOME  TAXES.  The  Company  computes   deferred  tax  assets  or
liabilities based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rate.

         (k) BASIC AND DILUTED NET LOSS PER COMMON SHARE. In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 for the year ended December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at December 31, 1997, 1996 and 1995, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts are identical for all periods presented.

(4) PRODUCTION, DEVELOPMENT, AND MARKETING CONTRACTS

         (a) AGREEMENTS WITH PASTEUR MERIEUX-CONNAUGHT. In the December 1995 clinical development agreement and license agreement with Pasteur Merieux-Connaught, the parties agreed to jointly develop the Company's new conjugate vaccine against Group B meningococcus for both adult and pediatric indications. The Company recognized $3, $4, and $6 million of research and development revenue for non-refundable payments made by Pasteur Merieux-Connaught in 1995, 1996, and 1997, respectively, in connection with the clinical development agreement. Further fees and funding will be made upon achievement of development, clinical and regulatory milestones. In addition, the Company will receive royalties on any product sales by Pasteur Merieux-Connaught.

         Under the clinical development agreement, the parties will jointly develop the vaccine through Phase II clinical trials, and each party will have access to and the right to use the clinical trial results. Pasteur Merieux-Connaught will be responsible for all costs associated with the clinical development of the Group B meningococcal vaccine through the completion of Phase II clinical trials. The Company will retain co-exclusive world-wide rights to manufacture and sell the Group B meningococcal vaccine both as a stand-alone product and in combination with other vaccines. Pasteur Merieux-Connaught may elect to terminate the agreements at any time.

         (b) AGREEMENT WITH ABBOTT LABORATORIES. In 1996, the Company and Abbott signed an agreement under which Abbott would market Certiva(TM), the Company's DTaP vaccine, when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP- HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines which are under development.

         Abbott will market Certiva(TM) and combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva(TM) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention.

         On execution of the agreement, the Company received $13 million of which approximately $6.3 million represented payment for 350,000 shares of the Company's common stock, and the balance represented a marketing fee and clinical development funding. The Company also received $3 million in 1997 for clinical development funding. The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott will provide the Company with clinical development funding. Amounts received for clinical development to be expended in the future by the Company have been recorded as deferred revenue. In addition, the Company will receive payments upon achievement of prescribed milestones. The agreement provides for total payments of up to $42 million by Abbott, including the $16 million received through December 31, 1997. The first milestone relates to FDA approval of Certiva(TM) provided certain other conditions are satisfied. In addition, the Company will receive revenues from Abbott as it purchases Certiva(TM) and the combination vaccine products for resale to the private pediatric market. Abbott may terminate this arrangement at any time with advance notice.

         (c) PRODUCT SALES. In February 1996, the Swedish Medical Products Agency granted regulatory approval to market a combined DTaP vaccine that contains the Company's acellular pertussis vaccine for all primary and booster doses. In September 1996, the Danish National Board of Health granted regulatory approval to market a combined DTaP-IPV (polio) vaccine, which includes the

Company's acellular pertussis vaccine, for all primary and booster doses for infants and children in Denmark. SSI formulates and markets the DTaP vaccine in Sweden, and the DTaP-IPV vaccine in Denmark, and has filed additional applications for these vaccines in other countries within its territory. There can be no assurance given that such additional applications will be approved by the appropriate regulatory authorities or that any further application will be filed or approved.

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

(5)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment were recorded at cost and consisted of the following components:

                                                           AS OF DECEMBER 31,
                                                            1997         1996
                                                            ----         ----

                                                              (in thousands)

Property, plant and equipment:
  Land                                                     $   498       $   498
  Building and improvements                                  2,421         2,407
  Machinery, equipment and laboratory fixtures              42,380        41,405
  Leasehold improvements                                     8,587         8,567
  Office furniture, equipment and software                   4,398         3,488
                                                           -------       -------
                                                            58,284        56,365

Accumulated depreciation and amortization:
  Building and improvements                                    250           129
  Machinery, equipment and laboratory fixtures              19,885        10,728
  Leasehold improvements                                     4,423         3,537
  Office furniture, equipment and software                   2,298         1,342
                                                           -------       -------
                                                            26,856        15,736
                                                           -------       -------
Property, plant and equipment, net                         $31,428       $40,629
                                                           =======       =======

         In 1996, the Company entered into an agreement which included the assumption of a lease of a 35,000 square foot manufacturing facility and the purchase and lease of equipment and leasehold improvements. See Note 8 for further description of the transaction.

(6)  INVESTMENTS IN AFFILIATES

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As a result, the Company's investments in its affiliates are reflected at their current market value as of

December 31, 1997 and 1996, of $843,000 and $1.3 million, respectively (original cost of $629,000).

         In 1995, the Company sold the remaining 695,936 shares of its investment in BioChem stock (see Note 16). The gross proceeds and the realized gain from the sales were $11.5 and $10.9 million, respectively. The Company also sold 156,916 shares of its investment in IVAX Corporation common stock. The gross proceeds and the realized gain from the sales were $4.3 and $3.5 million, respectively.

         In 1996, the Company sold 193,084 shares of its investment in IVAX stock. The gross proceeds and the realized gain from the sales were $5.2 and $4.2 million, respectively. The historical cost of the remaining 125,000 shares of IVAX common stock was $629,000 or $5.03 per share at December 31, 1997.

         The market values of these securities as of December 31, 1997 and 1996, as disclosed on the accompanying consolidated balance sheets, have been determined based on the closing prices for registered securities of IVAX as of those dates. The aggregate market value of the Company's remaining investment in IVAX common stock at March 17, 1998, was approximately $1.2 million. These investment securities are volatile and, therefore, are subject to significant fluctuations in value.

(7)  OTHER CURRENT LIABILITIES

         Other current liabilities consisted of the following components:


                                                        AS OF DECEMBER 31,
                                                         1997         1996
                                                         ----         ----
                                                          (in thousands)
        Payroll and fringe benefits                  $ 1,488         $ 1,114
        Accrued interest                                 959             999
        Reserve for contract loss                        720             720
        Accrued taxes                                    642             608
        Other accrued liabilities                        605             534
        Accrued consulting and professional fees         381             144
        Accrued costs of clinical trials                 269             421
                                                     -------         -------
               Total other current liabilities       $ 5,064         $ 4,540
                                                     =======         =======

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

         The Company has renewed its office space lease through December 31, 2000, and has one three-year renewal option remaining. The Company may terminate this lease with a six month advance notice.

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

         In 1998 the Company reached a preliminary understanding with a real estate investment trust to lease an approximately 75,500 square foot facility for a period of ten years, with two five-year renewal options. The initial base annual rent under the lease would be approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company would have the right to terminate the lease for a specified fee. In addition, the Company would have an option to purchase the facility during specified periods of the lease term. The trust would provide the Company with an allowance of approximately $1.4 million for tenant improvements, and would make available to the Company a line of credit of up to approximately $1.8 million to fund any additional improvements in excess of the tenant improvement allowance. Monthly payments under this line of credit would consist of interest only accruing at the simple annual rate of 12.75%, and the entire unpaid principal balance would mature in September 2000, unless extended by the Company up to March 2002. The line of credit also would be secured by all leasehold improvements and related facility enhancements purchased with funds provided by the trust. The negotiations on these agreements are substantially completed and these agreements may be executed in the near future. There can be no assurances that the Company will be able to negotiate successfully and sign a definitive lease for the facility or the line of credit, or that, if these documents are executed, the financial terms thereof will not be materially different.

         Minimum future lease payments under all signed lease agreements, exclusive of real estate tax escalations, are as follows:


                     YEARS ENDING
                     DECEMBER 31,
                     (in thousands)

                     1998                        $   1,127
                     1999                              810
                     2000                              762
                     2001                               71
                     2002                                -
                                                 ---------
                         Total                     $ 2,770
                                                 =========

         Total rent  expense was  $1,232,000;  $898,000;  and  $812,000 in 1997,
1996, and 1995, respectively.

         (b) CAPITAL LEASE. In connection with the operating lease agreement described above that was entered into in 1996, the Company also entered into an agreement that included the purchase and lease of equipment and leasehold improvements. The total acquisition cost was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million was financed through an equipment lease obligation which expires in 2000. In 1997, the Company disposed of approximately $457,000 of this equipment recognizing a non-cash loss of approximately $97,000. The equipment lease has been accounted for as a capital lease for financial reporting purposes, with monthly payments of approximately $174,000. As of December 31, 1997, the total obligation under this capital lease was $5.7 million. Total depreciation expense associated with equipment under the capital lease was approximately $4.1 million for 1997. Under the terms of the equipment lease, the Company has a buyout option at the end of the third year for a predetermined amount, and a buyout option at the end of the fourth year at the greater of the fair market value of the equipment or a predetermined amount. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth and certain other financial ratios. The Company would be required to post an irrevocable letter of credit for the predetermined amounts at such time as the Company is not in compliance with any of these financial covenants. In addition, the Company may at any time eliminate these financial covenants by posting a letter of credit for a predetermined amount. Minimum future lease payments are as follows:

              YEARS ENDING
              DECEMBER 31,
              (in thousands)

              1998 (includes interest of $481)          $ 2,074
              1999 (includes interest of $320)            2,074
              2000 (includes interest of $139)            2,495
              2001                                           -
                                                       --------
                Total                                     6,643
              Less interest component                      (940)
                                                       --------
              Total principal payments                  $ 5,703
                                                       ========

         (c) CONTINGENCIES. In prior years, the Company was awarded various cost-plus-fixed-fee contracts by the National Institute of Child Health and Human Development ("NICHD"). Performance under these contracts was completed in 1993. Provisional payments to the Company under cost- reimbursable contracts are subject to adjustment upon completion of audits of reimbursable costs by the NICHD. In the opinion of management, adjustments, if any, resulting from the audits of the contracts are not expected to have a material adverse impact on the Company's financial position or future results of operations.

         The Company is, and from time to time becomes, involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no material legal proceedings pending against the Company.

(9)  CONVERTIBLE SUBORDINATED NOTES

         In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due in full on May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semi-annually on May 1 and November 1 of each year. The notes are convertible into common shares of the Company at the conversion price of approximately $24.86 per common share. The notes are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999, at certain pre-established redemption prices plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in common shares. In December 1997, the Company issued 101,207 shares of common stock upon conversion of $2,516,000 principal amount of notes.

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the Company's consolidated balance sheets at December 31, 1997 and 1996, for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments. Management believes the carrying value of the convertible subordinated notes and the capital lease obligation approximates fair value.

(11)  INCOME TAXES

         The operations of the Company are taxed under Canadian income tax laws and the operations of its United States branch are taxed under United States income tax laws subject to applicable treaty provisions for the avoidance of double taxation. The Company's wholly owned subsidiaries, American Vaccine and AMVAX, Inc., are both taxed under United States income tax laws.

         For income tax reporting purposes in 1995, the Company realized a net gain in Canada and a net loss in the United States. In 1997 and 1996, the Company incurred a loss for income tax reporting purposes in Canada and the United States. The Company had sufficient net operating loss carryforwards to offset the 1995 taxable income in Canada. Accordingly, no provision or benefit for United States or Canadian income taxes has been recorded in the accompanying financial statements.

         The components of the net deferred tax assets consisted of:

                                                          AS OF DECEMBER 31,
                                                        1997             1996
                                                        ----             ----
                                                     (in thousands)

     Deferred tax assets:
     Net operating loss carryforwards                 $38,489           $25,314
     Accrued intercompany interest                      4,172             3,097
     Depreciation and amortization                      1,497             1,143
     Reserve for contract loss                            278               278
     Deferred rent                                         46                81
     Other                                              2,447             3,323
                                                    ----------        ---------
       Total deferred tax assets                       46,929            33,236

     Deferred tax liabilities:
     Historical accrual to cash difference             (1,489)           (2,235)
     Investments in affiliates                           (312)             (433)
     Other                                                -                 (85)
                                                 ------------         ----------
       Total deferred tax liability                    (1,801)           (2,753)
                                                 ------------          --------

      Net deferred tax assets before allowance         45,128            30,483
      Less:  Valuation allowance                      (45,128)          (30,483)
                                                 ------------       -----------
        Net deferred tax assets                  $         --       $        --
                                                 ============       ===========

         The Company has determined that $45.1 million in 1997 and $30.5 million in 1996 of net deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets.

         At December 31, 1997, the Company had net operating loss carryforwards of approximately $99.4 million. Of this consolidated total, approximately $22.3 million of the Company's net operating loss carryforwards are available to offset future Canadian-sourced taxable income, if any. These loss carryforwards expire between 1999 and 2004. Of the remaining balance, American Vaccine and AMVAX had net operating loss carryforwards of approximately $76.1 million and $911,000, respectively, available to offset future United States taxable income, if any. These loss carryforwards expire between 2002 and 2012.

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

         The ultimate amount of this potential liability, if any, is not presently determinable but will be based on the amount of gain, interest rates in effect during the period, and the length of time between the consummation of the Merger and the event triggering the gain recognition. Based on current interest rates, the Company estimates that, in the event that the gain recognition would have occurred at December 31, 1997, its obligations to the affected shareholders could approximate $15.6 million.

(13)  LICENSE AGREEMENTS

         Certain of the conjugate vaccine-related technologies transferred to the Company by BioChem in connection with the Merger are licensed under two agreements with the National Research Council of Canada (the "NRC"), a Canadian federal governmental agency. Under these license agreements, the Company will be required to pay royalties to the NRC on all sales of such licensed products and related services. Certain minimum annual royalties are payable irrespective of the volume of sales of such products and services. BioChem had agreed to reimburse the Company for 10 percent of these minimum annual royalties, which was terminated in 1996 (see Note 16). The NRC has the right to terminate the license agreements under certain specified conditions including if it concludes that all reasonable efforts are not being used to develop and commercialize the technologies.

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

(14)  SHAREHOLDERS' EQUITY

         (a) PREFERRED STOCK. Preferred shares are nonvoting (other than as required by law) and may be issued in one or more series. Shares of Series A preferred stock are convertible, at the option of the holder, into common stock on the basis of two shares of common stock for each share of preferred stock held. The preferred stock had a liquidation preference of Can. $2.50 per share or U.S. $3.5 million in the aggregate at December 31, 1997. The conversion ratio is subject to adjustment for certain dilutive events.

         (b) 1990 SHARE OPTION PLAN. In 1990, the Company adopted the North American Vaccine, Inc. Share Option Plan (the "1990 Plan"), which, as amended, provided for the issuance of up to 3,650,000 shares of its common stock to officers, directors, employees and consultants. The 1990 Plan, which expired in February 1995, provided that options be granted at no less than market value on the date of grant. In 1996 the Company extended the expiration date for options to purchase 540,000 shares of common stock previously granted under this plan. The fair market value of the Company's stock on the new grant date was less than the exercise price of these options, therefore no expense was recorded. In 1997, the Company extended the expiration date for an option to purchase 150,000 shares of common stock previously granted under this plan. The Company recognized approximately $1.3 million of expense representing the difference between the fair market value and the exercise price of the option on the new grant date. For accounting purposes, the extensions of these options have been treated as new grants.

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

         The following table summarizes option activity outside of any formal stock option plan and under both the 1990 Plan and the 1995 Plan for the period from December 31, 1994, through December 31, 1997:




                                                    Number of Shares
                                      ------------------------------------------
                                      1990 Plan       1995 Plan       Non-Plan        Exercise        Wtg.Avg.
                                       Options         Options         Options          Price         Exer.Price
                                      ----------------------------------------------------------------------------
Balance at December 31, 1994          2,118,555            --           358,438        $1.19-13.63    $  8.15

Granted                                 172,500       505,000                --         9.13-14.13      12.44
Exercised                              (487,688)           --           (11,562)        1.19- 2.00       1.84
Expired or canceled                    (156,467)           --                --         1.81-12.88      11.83
                                     ------------------------------------------------------------------------
Balance at December 31, 1995          1,646,900       505,000           346,876         1.56-14.13      10.34

Granted                                 540,000        18,500                --        12.88-21.50      13.16
Exercised                              (428,231)           --          (231,252)        1.56-12.88       7.08
Expired or canceled                    (558,987)      (24,000)               --         9.13-13.88      12.82
                                     ------------------------------------------------------------------------
Balance at December 31, 1996          1,199,682       499,500           115,624         2.92-21.50      11.59

Granted                                 150,000       500,500                --        11.13-24.50      18.69
Exercised                              (230,964)      (19,291)          (57,812)        9.00-13.88       9.66
Expired or canceled                    (153,069)      (67,738)               --         9.13-24.50      14.68
                                     ------------------------------------------------------------------------
Balance at December 31, 1997            965,649       912,971            57,812       $ 2.92-24.50     $13.93
                                     ==========     =========         =========         ==========     ======

         At December 31, 1997, under the 1990 Plan, options to purchase an aggregate of 965,649 common shares were exercisable at prices ranging from $9.00 to $13.63 per share (weighted average exercise price per share of $11.62), and no options were available for grant. At December 31, 1997, under the 1995 Plan, options to purchase an aggregate of 912,971 common shares were exercisable at prices ranging from $11.25 to $21.50 per share (weighted average exercise price per share of $17.08), and 67,738 options were available for grant.

         The weighted-average per share grant date fair value of options granted during 1997 and 1996 for the 1990 Plan was $8.76 and $5.11, respectively. The weighted-average per share grant date fair value of options granted during 1997 and 1996 for the 1995 Plan was $6.62 and $10.59, respectively.

         (d) 1990 NON-EMPLOYEE DIRECTOR AND SENIOR EXECUTIVE STOCK OPTION PLAN ("1990 SESOP"). In 1990, the Company adopted the 1990 SESOP, which, as amended, provided for the issuance of up to 1,850,000 shares of its common stock to all the Company's non-employee directors, and senior executives who are residents of Canada. Under the 1990 SESOP, which expired in October 1995, options were granted automatically to each non-employee director annually on January 1. The 1990 SESOP required that the exercise price must not be less than the market value of the stock at the date of grant. Options issued to non-employee directors under the 1990 SESOP are exercisable in Canadian currency, vest ratably over a period of three years and expire five years from the date of grant. Upon a change of control of the Company, all outstanding stock options granted under the 1990 SESOP become fully exercisable.

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

         The following table summarizes option activity under the 1990 SESOP plan and the 1995 SESOP plan from December 31, 1994 through December 31, 1997:

                                      1990 Plan       1995 Plan           Exercise Price             Wtg.Avg.
                                       Options         Options         Can.$         U.S. $      Exer.Price(U.S.)
                                      ----------------------------------------------------------------------------
Balance at December 31, 1994          1,000,002           --       $1.40-15.10      $1.02-11.02       $  6.17

Granted                                 120,000           --             11.75             8.57          8.57
Exercised                              (420,002)          --        1.40- 1.88       1.02- 1.37          1.21
                                      ----------------------------------------------------------------------------
Balance at December 31, 1995            700,000           --        1.88-15.10       1.37-11.02          9.56

Granted                                      --      130,000              --              14.13         14.13
Exercised                              (199,999)          --        1.88-15.10       1.37-11.01          8.47
Expired or canceled                     (10,001)     (10,000)      11.75-14.56       8.58-14.13         11.69
                                      ----------------------------------------     -------------------------------
Balance at December 31, 1996            490,000      120,000       11.75-15.10       8.58-14.13         10.82

Granted                                      --      130,000              --              24.38         24.38
Exercised                              (190,000)          --       12.88-15.10       9.01-10.56         10.31
Expired or canceled                          --           --              --                 --            --
                                      ----------------------------------------------------------------------------
Balance at December 31, 1997            300,000      250,000      $11.75-14.56      $8.22-24.38        $13.83
                                      =========     ========       ===========     ============      ========

         At December 31, 1997, under the 1990 SESOP, 263,329 options were exercisable at prices ranging from Can. $11.75 to Can. $14.56 (U.S. $8.22 to U.S. $10.18) per share (weighted average U.S. price of $9.15) and no options were available for grant under the 1990 SESOP. At December 31, 1997, under the 1995 SESOP, 39,996 options were exercisable at a per share price of U.S. $14.13, and 250,000 options were available for grant. Subsequent to year end, options to acquire an additional 130,000 shares were granted under this plan at an exercise price of U.S. $24.94. The weighted-average per share grant date fair value of options granted during 1997 and 1996 for the 1995 SESOP plan was U.S. $8.27 and U.S. $10.58, respectively.

         (f) STOCK BASED COMPENSATION PLANS. The Company applies the intrinsic value based method of accounting pursuant to APB Opinion No. 25, "Accounting For Stock Issued To Employees," and related interpretations for option grants under its stock based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Company's four stock option plans been determined on the fair value based method of SFAS 123, "Accounting for Stock-Based Compensation," at the grant dates for awards under these plans, the Company's net loss and loss per share for 1997, 1996 and 1995 would have been $47.5 million or a loss of $1.50 per share, $23.9 million or a loss of $0.78 per share, and $6.7 million or a loss of $0.22 per share, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using a Black- Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995, respectively: risk-free interest rates of 6.04-7.59 percent for the 1990 Plan options, 5.26- 6.99 percent for the 1995 Plan options, 7.79 percent for the 1990 SESOP options and 5.21-6.47 percent for the 1995 SESOP options; no expected dividend yields; expected lives of 4 years for the 1990 Plan options, between 5 and 6 years for the 1995 Plan options, 4 years for the 1990 SESOP options, and 8 years for the 1995 SESOP options; and expected volatilities of 58 and 78 percent. Of the 2,486,432 options outstanding at December 31, 1997, 1,528,924 options have a weighted average remaining contractual life of approximately 2.8 years. All of these options are exercisable. The remaining 957,508 options have a weighted average remaining contractual life of approximately 7.7 years.

(15)  RETIREMENT AND SAVINGS 401(k) PLAN AND TRUST

         The Company's Retirement and Savings 401(k) Plan and Trust (the "Plan") became effective April 1, 1991. The Plan is a qualified profit-sharing plan with a cash or deferred compensation arrangement and discretionary matching contributions. Under the Plan, eligible employees may elect to contribute to the Plan by salary deferrals up to an annual limit, which is the lesser of 20 percent of a participant's annual compensation or the maximum allowed by law, and the Company may contribute matching amounts as provided by the Plan. Salary deferrals and matching contributions are vested immediately. The Company's matching expense, contributed in the form of the Company's common stock, was $251,000, $200,000, and $135,000 for 1997, 1996, and 1995, respectively.

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

(16)  RELATED-PARTY TRANSACTIONS

         Pursuant to the terms of the technology transfer agreement executed by the Company and BioChem at the time of the Merger, the companies shared in the expenses of researching and developing the subject vaccine technologies, including expenses related to obtaining applicable patent rights. In January 1995, BioChem exercised its option under the technology transfer agreement to terminate this joint arrangement. BioChem's portion of the expenses, including reimbursements for its share of minimum annual royalties as discussed in Note 12, was $0, $2,200, and $20,000 in 1997, 1996, and 1995, respectively. In addition, BioChem paid certain expenses for the development of the conjugate vaccine technologies transferred to the Company in the Merger, subject to reimbursement by the Company.

         In the Merger, as discussed in Note 1, the Company and BioChem granted to each other a one time demand registration right (with expenses to be paid by the party exercising the registration right) and certain piggy-back registration rights, through January 17, 1995. In connection with a proposed offering of the Company's stock in 1994 by both BioChem and the Company, which offering was later withdrawn at BioChem's request, BioChem's one-time demand registration right was extended through January 17, 1998. In the first quarter of 1998, this demand registration was further extended to January 17, 2001.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated by reference to the discussion under the headings "Election of Directors," "Identification of Senior Management" and "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" as set forth in the Company's 1998 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the discussion under the heading "Executive Compensation" and "Election of Directors - Compensation of Directors" set forth in the Company's 1998 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" set forth in the Company's 1998 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the discussion under the heading "Certain Transactions" set forth in the Company's 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K


a)       DOCUMENTS FILED AS PART OF FORM 10-K.

         The following documents are filed as part of this Annual Report on Form 10-K:

         1.       Financial Statements:                                   PAGE

                  Report of Independent Public Accountants                 46
                  Consolidated Balance Sheets as of
                    December 31, 1997 and 1996                             47
                  Consolidated Statements of Operations for the
                    Years Ended December 31, 1997, 1996 and 1995           48
                  Consolidated Statements of Shareholders' Equity
                    (Deficit) for the Years Ended December 31, 1997,
                    1996 and 1995                                          49
                  Consolidated Statements of Cash Flows for the
                    Years Ended December 31, 1997, 1996 and 1995           50
                  Notes to Consolidated Financial Statements               52

         2.       FINANCIAL STATEMENT SCHEDULES:

                  None Required.

         3.       EXHIBITS:   See Exhibit Index on page 71.


b)       REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the three months ended December 31, 1997; however, the Company did file the following two reports on Form 8-K during January 1998:

         (1) On January 9, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 updating the license application review process for the Company's DTaP vaccine Certiva(TM) with the FDA.

         (2) On January 29, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 reporting that the demand registration right held by BioChem for its shares of Company Common Stock had been extended until January 17, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, North American Vaccine, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTH AMERICAN VACCINE, INC.

Dated:  March 23, 1998                   By:  /s/ Sharon Mates
                                            --------------------------------
                                            Sharon Mates, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of North American Vaccine, Inc. in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Sharon Mates                                                  March 23, 1998
------------------------------------
Sharon Mates, Ph.D.
President

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Lawrence J. Hineline                                          March 23, 1998
------------------------------------
Lawrence J. Hineline
Vice President-Finance


A MAJORITY OF THE BOARD OF DIRECTORS:

/s/ Francesco Bellini                March 23, 1998    /s/ Rondi R. Grey                  March 2, 1998
---------------------------------                      ------------------------------
Francesco Bellini, Ph.D.                               Rondi R. Grey

/s/ Alain Cousineau                  March 23, 1998    /s/ Lyle Kasprick                  March 23, 1998
---------------------------------                      ------------------------------
Alain Cousineau                                        Lyle Kasprick

/s/ Jonathan Deitcher                March 2, 1998     /s/ Francois Legault               March 23, 1998
---------------------------------                      ------------------------------
Jonathan Deitcher                                      Francois Legault

/s/ Denis Dionne                     March 2, 1998     /s/ Sharon Mates                   March 23, 1998
---------------------------------                      ------------------------------
Denis Dionne                                           Sharon Mates, Ph.D.

/s/ Neil W. Flanzraich               March 23, 1998    /s/ Richard C. Pfenninger, Jr.     March 23, 1998
---------------------------------                      ------------------------------
Neil W. Flanzraich                                     Richard C. Pfenninger, Jr.

/s/ Phillip Frost                    March 23, 1998
---------------------------------
Phillip Frost, M.D.

                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION

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

2.3    Share  Purchase  Agreement,  dated  January  17,  1990,  between  NAV and
       BioChem. (1)

2.4 Technology Transfer Agreement, dated January 17, 1990, between NAV and BioChem. (1)

2.5 Amendment to Share Purchase Agreement dated as of January 8, 1998 between NAV and BioChem. (2)

3.1    Articles of Incorporation of NAV, as amended. (1)(6)

3.2    Restated Bylaws of NAV. (3)

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

10.3 Agreement, dated April 6, 1989, between AMVAX, Inc. ("AMVAX") and the National Institute of Child Health and Human Development ("NICHD"). (1)

10.4 License Agreement, dated March 25, 1988, between National Technical Information Service ("NTIS") and Selcore Laboratories, Inc., predecessor to AMVAX ("Selcore") [with certain confidential information deleted therefrom]. (1)

10.5   Second  Amended and Restated  Patent License  Agreement,  dated March 12,
       1992,   between  Ronald  D.  Sekura,   Ph.D.,  and  AMVAX  [with  certain
       confidential information deleted therefrom]. (6)

10.6*  North American Vaccine, Inc. Share Option Plan, as amended. (8)

10.9 Form of Indemnification Agreement among NAV, American Vaccine, IVAX, Frost-Nevada and Ronald D. Sekura, Ph.D. (1)

10.12 Lease Agreement dated December 31, 1987, as amended, between Selcore and Indian Creek Holding Associates Limited Partnership. (1)

Exhibit
No.               Description

10.13 Modification No. 11 to Contract with NICHD dated January 31, 1991 [with certain confidential information deleted therefrom]. (4)

10.14 Supply Agreement between AMVAX and Statens Seruminstitut dated March 26, 1991 [with certain confidential information deleted therefrom]. (4)

10.16 Supply Agreement between AMVAX and Statens Seruminstitut dated March 26, 1991 [with certain confidential information deleted therefrom]. (4)

10.17 Research, Development and License Agreement between AMVAX and Statens Seruminstitut dated March 26, 1991 [with certain confidential information deleted therefrom]. (4)

10.18* Non-Employee Director and Senior Executive Stock Option Plan, as amended.
       (8)

10.19 Modification No. 12 to Contract with NICHD dated April 1, 1992 [with certain confidential information deleted therefrom]. (7)

10.20 Contract dated April 9, 1992 with NICHD [with certain confidential information deleted therefrom]. (7)

10.21 Modification No. 13 to Contract with NICHD dated September 24, 1992 [with certain confidential information deleted therefrom]. (8)

10.22 Amended and restated master agreement dated June 20, 1994 among NAV, BioChem, IVAX, D&N Holding Company, Frost-Nevada and Phillip Frost. (10)

10.23  Share  exchange  agreement  dated April 20, 1994 between NAV and BioChem.
       (9)

10.25* North American Vaccine, Inc. 1995 Share Option Plan. (11)

10.26* North  American  Vaccine,  Inc.  1995  Non-Employee  Director  and Senior
       Executive Stock Option Plan. (12)

10.27 Clinical Development Agreement dated December 22, 1995 between NAV and Pasteur Merieux Serums et Vaccins ("PMSV") [with certain confidential information deleted therefrom]. (13)

10.28 License Agreement dated December 22, 1995 between NAV and PMSV [with certain confidential information deleted therefrom]. (13)

10.29  Indenture dated May 7, 1996 between NAV and Marine Midland Bank. (14)

10.30 Registration Rights Agreement dated May 1, 1996 between NAV, Goldman, Sachs & Co. and UBS Securities LLC. (14)

10.32  Stock   Purchase   Agreement   dated  October  11,  1996  between  Abbott
       Laboratories and NAV. (15)

Exhibit
No.               Description

10.33* Assets  Purchase  Agreement  dated  October 17, 1996 among NAV,  Cephalon
       Property Management, Inc. ("CPMI") and Cephalon, Inc. [with certain confidential information deleted therefrom]. (15)

10.34 Assignment and Assumption of Leases dated November 12, 1996 between CPMI and NAV. (16)

10.35  Master  Agreement dated November 1, 1996 between NAV and General Electric
       Capital  Corporation  [with  certain  confidential   information  deleted
       therefrom]. (16)

10.36* North American Vaccine, Inc. 1997 Share Option Plan.

21     Subsidiaries. (5)

23     Consent of Independent Public Accountants.

27     Financial Data Schedule.

------------------

*      Management contract or compensatory plan or arrangement.

(1) This exhibit is incorporated herein by this reference to the corresponding exhibit in the Company's Form S-4 Registration Statement (File No. 33-31512) filed with the SEC and declared effective on January 24, 1990.

(2)    This   exhibit  is   incorporated   herein  by  this   reference  to  the
       corresponding exhibit in the Company's Current Report on Form 8-K filed with the SEC on January 29, 1998 (File No. 1-10451).

(3)    This   exhibit  is   incorporated   herein  by  this   reference  to  the
       corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended June 30, 1990 (File No. 1-10451).

(4)    This   exhibit  is   incorporated   herein  by  this   reference  to  the
       corresponding exhibit in the Company's Form 10-K Annual Report for the Year Ended December 31, 1990 (File No. 1-10451).

(5) This exhibit is incorporated herein by this reference to Exhibit 22 in the Company's Form 10-K Annual Report for the Year Ended December 31, 1990 (File No. 1-10451).

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

(10) This exhibit is incorporated herein by this reference to Exhibit 99.1 in the Company's Registration Statement on Form S-3 (Registration No. 33-78002) filed with the SEC and withdrawn from registration on November 23, 1994.

(11) This exhibit is incorporated herein by this reference to Exhibit 4.1 in the Company's Registration Statement on Form S-8 (Registration No. 33-80479) filed with the SEC and effective as of December 15, 1995.

(12) This exhibit is incorporated herein by this reference to Exhibit 4.2 in the Company's Registration Statement on Form S-8 (Registration No. 33-80479) filed with the SEC and effective as of December 15, 1995.

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

(16)   This   exhibit  is   incorporated   herein  by  this   reference  to  the
       corresponding exhibit in the Company's Form 10-K Annual Report for the Year Ended December 31, 1996 (File No. 1-10451).