Form 10-Q
period 1998-03-31
NORTH AMERICAN VACCINE INC
filed 1998-05-08
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-10451

                          NORTH AMERICAN VACCINE, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          CANADA                                           98-0121241
          ------                                           ----------
      (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                     Identification No.)

12103 INDIAN CREEK COURT, BELTSVILLE, MARYLAND               20705
----------------------------------------------               -----
(Address of principal executive offices)                    Zip Code)

Registrant's telephone number, including area code:  (301) 419-8400


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF MAY 1, 1998 -- 32,054,892 SHARES

                                TABLE OF CONTENTS


                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................   3

           Consolidated Balance Sheets..................................   4

           Consolidated Statements of Operations........................   5

           Consolidated Statements of Shareholders' Deficit.............   6

           Consolidated Statements of Cash Flows........................   7

           Notes to Condensed Consolidated Financial Statements.........   9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................  13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...  24


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................  25


SIGNATURES .............................................................  26

          PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1998, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1998.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                       MARCH 31,  DECEMBER 31,
                                                                         1998         1997
                                                                       ---------  ------------
ASSETS                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                            $  36,733    $  45,502
  Accounts receivable                                                        516          324
  Inventory                                                                2,512        2,730
  Prepaid expenses and other current assets                                1,260          615
                                                                       ---------    ---------
          Total current assets                                            41,021       49,171
Property, plant and equipment, net                                        29,991       31,428
Investment in affiliate, at market                                         1,093          843
Deferred financing costs, net                                              2,481        2,603
Other assets                                                                 601          463
                                                                       ---------    ---------
     TOTAL ASSETS                                                      $  75,187    $  84,508
                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                     $   3,621    $   3,343
  Deferred revenue                                                         3,678        3,999
  Obligation under capital lease, current portion                          1,632        1,593
  Other current liabilities                                                6,771        5,064
                                                                       ---------    ---------
         Total current liabilities                                        15,702       13,999

6.50% Convertible subordinated notes, due May 1, 2003                     83,734       83,734
Obligation under capital lease, net of current portion                     3,688        4,110
Deferred rent credit, net of current portion                                --             12
                                                                       ---------    ---------
     Total liabilities                                                   103,124      101,855

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock, no par value; unlimited shares authorized-
     Series A, convertible; issued and outstanding 2,000,000 shares;
     entitled to Can $2.50 per share in liquidation                        6,538        6,538
  Common stock, no par value; unlimited shares authorized; issued
    32,050,608 shares at March 31, 1998 and 31,936,539 shares at
    December 31, 1997                                                     79,429       78,509
  Cumulative comprehensive income excluded from net loss                     465          215
  Accumulated deficit                                                   (114,369)    (102,609)
                                                                       ---------    ---------
         Total shareholders' deficit                                     (27,937)     (17,347)
                                                                       ---------    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $  75,187    $  84,508
                                                                       =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (IN THOUSANDS, EXCEPT PER SHARE DATA)
 (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1998        1997
                                                      --------   ---------

 REVENUES:
     Marketing, research and development agreements   $    571    $    530
     Product sales                                         263         545
                                                      --------    --------
          Total revenues                                   834       1,075
                                                      --------    --------

OPERATING EXPENSES:
    Production                                           4,981       4,307
    Research and development                             4,043       4,677
    General and administrative                           2,507       3,392
                                                      --------    --------
          Total  operating expenses                     11,531      12,376
                                                      --------    --------

OPERATING LOSS                                         (10,697)    (11,301)

OTHER INCOME (EXPENSES):
    Interest and dividend income                           554         893
    Interest expense                                    (1,617)     (1,699)
                                                      --------    --------
NET LOSS                                              $(11,760)   $(12,107)
                                                      ========    ========

BASIC AND DILUTED NET LOSS PER SHARE                  $  (0.37)   $  (0.38)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                        32,034      31,577

The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(IN THOUSANDS)
(UNAUDITED)

                                          SERIES A                                       CUMULATIVE
                                         CONVERTIBLE                                    COMPREHENSIVE                  TOTAL
                                       PREFERRED STOCK            COMMON STOCK             INCOME         ACCUM-       SHARE-
                                 ------------------------     ----------------------    EXCLUDED FROM     ULATED       HOLDERS'
                                  SHARES        AMOUNT         SHARES       AMOUNT        NET LOSS        DEFICIT      DEFICIT
                                 --------     ----------      --------    ----------    -------------  -------------  ---------
Balance, December 31, 1997         2,000      $   6,538        31,937     $  78,509     $     215     $(102,609)     $ (17,347)
  Net loss                          --             --            --            --            --         (11,760)       (11,760)
  Increase in market value
    of investment                   --             --            --            --             250          --              250
                                                                                                                     ---------
Comprehensive loss                                                                                                     (11,510)
Exercises of stock options          --             --             111           851          --            --              851
Shares issued under
  401(k) plan                       --             --               3            69          --            --               69

                               ---------      ---------     ---------     ---------     ---------     ---------      ---------
Balance, March 31, 1998            2,000      $   6,538        32,051     $  79,429     $     465     $(114,369)     $ (27,937)
                               =========      =========     =========     =========     =========     =========      =========












The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           1998          1997
                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $(11,760)     $(12,107)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                    2,042         2,683
          Amortization and reduction of deferred financing costs             122           126
          Contribution of common stock to 401(k) plan                         69            55
          Stock option compensation                                         --           1,313
          (Increase) decrease in other assets                               (138)           77
          Decrease in deferred rent                                          (24)          (21)
          Cash flows provided by other working capital items               1,057         5,523
                                                                        --------      --------
              Net cash  used in operating activities                      (8,632)       (2,351)
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (605)       (1,094)
                                                                        --------      --------
               Net cash used in investing activities                        (605)       (1,094)
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercises of stock options, net                            851         2,034
    Principal payments on capital lease obligation                          (383)         (360)
                                                                        --------      --------
               Net cash provided by financing activities                     468         1,674
                                                                        --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (8,769)       (1,771)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            45,502        70,881
                                                                        --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 36,733      $ 69,110
                                                                        ========      ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)
(UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          1998         1997
                                                        --------     --------

CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

   (Increase) decrease in :
         Accounts receivable                            $  (192)     $ 3,721
         Inventory                                          218         (192)
         Prepaid expenses and other current assets         (645)         (82)

   Increase in :
         Accounts payable                                   278          419
         Other current liabilities                        1,398        1,657
                                                        -------      -------
   Net cash provided by other working capital items     $ 1,057      $ 5,523
                                                        =======      =======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                  $   132      $   172
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

(d) DEPRECIATION AND AMORTIZATION. Prior to 1998, depreciation of property, plant and equipment, with the exception of leasehold improvements and an owned facility, was provided using an accelerated method over the estimated useful lives of the assets. For property, plant and equipment purchased after 1997, depreciation will be provided using the straight-line method over the estimated useful lives.

(e) NET LOSS PER SHARE. Net loss per share is computed in accordance with Financial Accounting Standards Board released SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 was implemented for the year ended December 31, 1997. Options, warrants, and convertible securities that were outstanding at the end of all periods presented were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts are identical for all periods presented.

Since the effect of outstanding options, convertible notes, and preferred stock is antidilutive, they have been excluded from the Company's computation of net loss per share for both 1998 and 1997. Accordingly, management does not believe that SFAS No. 128 will have an impact upon historical net loss per share as reported.

(f) In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company presents its comprehensive income in the statement of shareholders' equity.

(g) In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is evaluating the impact of SFAS 131, which is required for its year end 1998 reporting.

2. PROPERTY, PLANT AND EQUIPMENT

In March 1998, the Company leased an approximately 75,500 square foot facility to be used for research, development, general and administrative functions and for future expansion of the Company's operations. The lease is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company has the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the facility during specified periods of the lease term. The landlord has provided the Company a tenant improvement allowance of approximately $1.4 million, and will provide an additional $1.8 million to the Company under a line of credit to fund improvement costs in excess of the tenant improvement allowance. Monthly payments under this line of credit would consist of interest only accruing at the simple annual rate of 12.75%, and the entire unpaid principal balance would mature in September 2000, unless extended by the

Company up to March 2002. The line of credit also would be secured by all leasehold improvements and related facility enhancements purchased with funds provided by the landlord. No funds have been drawn down under this line of credit.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Inventories consist of the following:

                                         March 31,    December 31,
                                           1998            1997
                                         ---------    ------------
                                              (in thousands)
           Raw materials                 $ 2,512        $ 2,584
           Finished goods                      0            146
                                         -------        -------
                Total                    $ 2,512        $ 2,730
                                         =======        =======



4. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following components:

                                            March 31,      December 31,
                                               1998            1997
                                            ---------      ------------
                                                    (in thousands)
Payroll and fringe benefits               $  1,776          $ 1,488
Accrued interest                             2,317              959
Reserve for contract loss                      720              720
Accrued taxes                                  642              642
Accrued costs of clinical trials               253              269
Accrued insurance costs                        391               46
Accrued consulting and professional fee        337              381
Other accrued liabilities                      335              559
                                          --------          -------
Total other current liabilities           $  6,771          $ 5,064
                                          ========          =======


5.  RESTRICTED CASH AND OBLIGATIONS UNDER CAPITAL LEASE

In connection with an operating lease for a 35,000 square foot development and production facility, the Company entered into an agreement that included the purchase and lease of equipment and leasehold improvements. As part of the operating lease, the Company assumed the underlying real estate leases which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, there are certain financial covenants that obligate the Company to maintain certain cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes), and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit will decrease on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The letter of credit will expire by its terms on November 1, 2000.

6.  STOCK OPTION COMPENSATION

In March 1997, the Company extended the expiration date for an option to purchase 150,000 shares of common stock at an exercise price of $11.13. The Company recognized as compensation expense $1.3 million in the quarter ended March 31, 1997, which was the excess of the fair market value of the Company's common stock as of the date of the option extension over the exercise price of $11.13 per share.

7.  RELATED PARTY TRANSACTION

In April 1998, the Company extended a loan to its president related to the exercise of an expiring stock option. The principal amount of the loan is approximately $1.2 million, of which $1.0 million was used to pay the exercise price of the option and the balance was used to pay the associated withholding taxes. The loan has been made on a full recourse basis, is for a six month period, is collateralized by common stock of the Company having a fair market value of 125% of the loan, and accrues interest at a market rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING PARAGRAPHS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS FOR REGULATORY APPROVAL, THE PROSPECTS FOR MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS BY REGULATORY AGENCIES INCLUDING THE FDA; THE PRODUCTION OF VACCINES; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUM INSTITUT; AND UNCERTAINTIES RELATING TO CLINICAL TRIALS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE 1997 ANNUAL REPORT ON FORM 10-K, TO WHICH THE READER'S ATTENTION IS DIRECTED.

BACKGROUND

         The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults.

         In February 1996, the Swedish Ministry of Health granted regulatory approval to market the Company's acellular pertussis vaccine formulated as a combined DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis (whooping cough). This marketing authorization was the first regulatory approval for any of the Company's products. In April 1997, the Swedish Ministry of Health granted regulatory approval for the Company's monovalent acellular pertussis
(aP) vaccine to vaccinate children, thereby expanding the market for the Company's aP vaccine. In addition, the Danish National Board of Health granted regulatory approval in September 1996 of a combined DTaP-IPV (polio) vaccine for all primary and booster doses for infants and children in Denmark. This combination vaccine, which combines the DTaP vaccine with an enhanced, inactivated polio vaccine ("IPV"), was developed jointly by Statens Serum Institut ("SSI") and the Company.

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

         In 1995, 1996 and 1997, the Company has recognized development revenues pursuant to agreements with Pasteur-Merieux Serums et Vaccins, a wholly-owned subsidiary of Rhone-Poulenc, which operates in North America through its subsidiary Connaught Laboratories ("Pasteur Merieux Connaught"), under which the Company and Pasteur Merieux Connaught will jointly develop the Company's meningococcus B vaccine. Additional funding may be provided to the Company by Pasteur Merieux Connaught under the terms of the license and clinical development agreements. See "Outlook," below. In addition, during the fourth quarter of 1996, the Company executed a supply and distribution agreement with Chiron Behring covering the Company's DTaP and DTaP-IPV vaccines for Germany and Austria. The Company and Chiron Behring are presently discussing possible modifications to this agreement.

         In the fourth quarter of 1996, the Company and Abbott Laboratories ("Abbott") signed an agreement under which Abbott would market Certiva[TRADEMARK], the Company's DTaP vaccine, when approved by the FDA. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB (incorporating one of its Haemophilus influenza type b vaccines), DTaP-IPV and DTaP-IPV-HIB combination vaccines, which are under development. Abbott will market Certiva[TRADEMARK] and the combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva[TRADEMARK] and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC").

         The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott is providing the Company with clinical development funding. In addition, the Company will receive payments upon achievement of prescribed milestones. In September 1995, the Company filed a product license application with the FDA for approval to market Certiva[TRADEMARK] and FDA approval for the vaccine is pending. Under the agreement with Abbott, following FDA approval, the Company will receive revenues from Abbott as it purchases Certiva[TRADEMARK] and the combination vaccine products for resale to the private pediatric market. See "Outlook," below.

         In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due in full on May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year. The notes are convertible into shares of the Company's Common Stock, at an initial conversion price of approximately $24.86 per share. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The Company has filed a registration statement with the SEC, which has been declared effective, registering resales of the notes and the underlying shares of Common Stock. In December of 1997, approximately $2.5 million of the principal amount of the notes were converted into 101,207 shares of the Company's common stock. As of March 31, 1998, the principal amount of the outstanding notes was $83.7 million.

         In November 1996, the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland. That acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of real estate leases. The total acquisition cost for the equipment and leasehold improvements was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation accounted for as a capital lease, which expires in 2000. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes) and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit will decrease on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The letter of credit will expire by its terms on November 1, 2000. In addition, the Company has assumed the real estate leases underlying the facility, which are scheduled to expire in February 2001, but may be extended through 2011.

         The Company had 274 and 224 employees as of March 31, 1998 and 1997, respectively, of which 268 and 220 were full time, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         In 1998, the Company recognized $263,000 in revenue from product sales to SSI and $571,000 under collaborative agreements. Revenue from collaboration agreements consists primarily of revenue attributable to development funding under the Company's agreement with Abbott.

         Production expenses were $5.0 million in 1998 compared to $4.3 million in 1997. The increase in these expenses in 1998 is attributable to increases in labor and materials as the Company prepares for regulatory approval of Certiva[TRADEMARK] in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. The increases were offset slightly by lower depreciation expense related to the use of an accelerated depreciation method in prior years. Production costs attributable to a product are expensed until regulatory approval is obtained for such product.

         Research and development expenses were $4.0 million in 1998 compared to $4.7 million in 1997. The decrease is attributable primarily to lower depreciation expense related to the use of an accelerated depreciation method in prior years, reduced expenses for clinical trials, and reimbursements for expenses under a collaborative agreement. These decreases were offset in part by higher labor as a result of an increase in the number of employees in addition to increased consulting fees.

         General and administrative expenses were $2.5 million in 1998 as compared to $3.4 million in 1997. The decrease is primarily due to the recognition of a non-cash compensation expense of approximately $1.3 million in 1997, offset in part by higher promotional expense and higher labor as a result of an increase in the number of employees.

         Interest and dividend income decreased to $554,000 in 1998 from $893,000 in 1997. This reduction is due primarily to a change in the average cash balance.

         Interest expense decreased to $1.6 million in 1998 from $1.7 million in 1997. The decrease is due primarily to principal payments made on the equipment lease, as well as to the conversion of $2.5 million principal amount of convertible notes into common stock of the Company in December 1997.

         The factors cited above resulted in a net loss of $11.8 million or $0.37 per share in 1998 as compared to a net loss of $12.1 million or $0.38 per share in 1997. The weighted-average number of common shares outstanding was 32.0 million for 1998 compared to 31.6 million for 1997. The increase in the number of weighted-average shares outstanding for 1998 as compared to 1997 is attributable primarily to the exercise of stock options and the conversion of $2.5 million principal amount of convertible notes into 101,207 shares of common stock in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirement for operations was $8.6 million in the first quarter of 1998 as compared to $10.5 million in the fourth quarter of 1997. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under marketing, research and development agreements and further adjusted by the timing of proceeds from the sale of an investment in an affiliate. The decrease in cash requirements from the fourth quarter is attributable primarily to a semi-annual interest payment of $2.8 million on the convertible subordinated notes made during the fourth quarter of 1997. At March 31, 1998, the Company had cash and cash equivalents of approximately $36.7 million of which 5.9 million was pledged as collateral in April 1998 under the letter of credit agreement described above and investment securities in an affiliate with a market value of $1.1 million. The investment consisted of 125,000 shares of IVAX common stock. The fair market value as of May 5, 1998 was approximately $1.2 million. This investment is volatile and therefore subject to significant fluctuations in value.

         The Company anticipates that cash requirements for operations in the second quarter of 1998 could be between approximately $12 and $13 million as the
Company: produces its acellular pertussis vaccine for commercial sale in Europe; produces Certiva[TRADEMARK] in anticipation of or following regulatory approval in the United States and other territories; produces investigational combination vaccines and conjugate vaccines; conducts clinical trials; and makes a semi-annual interest payment on the convertible subordinated notes. Quarterly cash requirements for operations beyond this period will depend principally upon the level and efficiency of vaccine production, the timing of FDA approval for

Certiva[TRADEMARK], level of sales of Certiva[TRADEMARK] in the U.S., level of product sales in Europe as additional approvals are obtained, costs to market Certiva[TRADEMARK] following approval, the level of expenditures for the Company's ongoing research and development program, and the timing of interest payments due on the convertible subordinated notes described above. If the Company does not obtain FDA licensure and generate commercial sales of Certiva[TRADEMARK] in a timely basis, the Company will need to address its cash requirements for operations through significant reductions in operating levels and through the sale of debt or equity securities, among other means as more fully described below. There are no assurances that the Company will be successful, under these circumstances, in significantly reducing operating levels or in placing debt or equity securities on favorable terms or in an amount required to meet its future cash requirements for operations. The foregoing are forward looking statements. There are no assurances that the Company will meet the projections for cash requirements for operations, that any further regulatory approvals will be received, that the milestones under existing marketing and research and development agreements will be achieved, or that, if such milestones are obtained, they will contribute materially to the quarterly cash requirements. Failure or significant delays in receiving additional regulatory approvals and meeting milestones would have a significant adverse effect on the Company's future financial position.

         Total capital expenditures for the first three months of 1998 were $605,000. Total projected capital expenditures for the second quarter of 1998 are expected to be less than $1.0 million. The Company is in the planning stages of expanding its manufacturing capacity for its vaccine products for both clinical trials and for commercial sale. Total projected capital expenditures for 1998 for facilities' modifications, equipment, systems and other capital additions could range between $4 million to $8 million, depending upon the ultimate extent of the expansions, which has not yet been determined. The foregoing is a forward looking statement, and the amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation: the magnitude of the changes in the facilities required to meet demand for the Company's acellular pertussis products; the equipment and leasehold improvements required in order to expand the Company's production capacity for investigational products; the anticipated timing for further regulatory approvals of existing products; the anticipated timing for regulatory approval of future products; and unanticipated costs to replace or repair existing equipment and systems in order to keep the manufacturing and development facilities operational or in compliance with regulatory requirements.

         In March 1998, the Company leased an approximately 75,500 square foot facility to be used for research, development, general and administrative functions and for future expansion of the Company's operations. This facility is replacing the Company's existing research and development facility, which the Company vacated in April 1998, and a portion of its general and administrative offices which the Company intends to vacate during 1998. The lease is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company would have the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the facility during specified periods of the lease term. The landlord has provided the Company with a tenant improvement allowance of approximately $1.4 million for tenant improvements, and will provide an additional $1.8 million to the Company under a line of credit to fund improvement costs in excess of the tenant improvement allowance. Monthly payments under this line of credit would consist of interest only accruing at the simple annual rate of 12.75%, and the entire unpaid principal balance would mature in September 2000, unless extended by the Company up to March 2002. The amounts drawn from this line of credit also would be secured by all leasehold improvements and related facility enhancements purchased with funds provided by the landlord. The lease payments and operating costs for this facility are included in, and not in addition to, the anticipated cash requirements for operations described above. The Company currently anticipates that capital expenditures of approximately $1.0-$2.0 million would be required to modify the facility to accommodate the Company's operations, which would be funded primarily by the $1.4 million allowance described above. This is a forward looking statement and the additional capital expenditures for this or other facilities may vary substantially depending upon a number of factors including, among other things, the size of such facilities, the equipment and systems requirements for the facilities, location, zoning and other government restrictions and the magnitude of available financing.

         Cash requirements for operations and capital expenditures for 1998 are expected to be financed through a combination of: cash and cash equivalents;
fees and payments from existing and/or new license, marketing, distribution and/or development agreements; the exercise of stock options; the sale of debt and/or equity securities; mortgage financing; lines of credit; and equipment leases. The Company currently has no agreements or understandings regarding any of the debt or equity financing options. The Company believes that it has adequate cash resources to meet its 1998 funding requirements although there are no assurances in this regard. Failure or significant delays in receiving additional regulatory approvals and satisfying milestones would have a significant adverse effect on the Company's future operating results and future financial position. The Company believes that in such event it would reduce cash requirements for operations through significant reductions in operating levels, although there are no assurances that the Company would be successful in this regard. This paragraph contains forward looking statements and the factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things: the timing of FDA approval for Certiva[TRADEMARK]; the efficiency of the Company's production operations; the sales price for products established by the Company and its distributors; the magnitude and timing of product sales; the magnitude and timing of any fees and payments from license, marketing, distribution and/or development agreements; the magnitude of fixed costs; and the capital expenditures required to operate and expand existing and future facilities.

OUTLOOK

         The Company recognized a net loss of $11.8 million in the first three months of 1998 and expects to incur a net loss of approximately $13 million in the second quarter of 1998. The Company anticipates that the next several quarters operating results may fluctuate significantly based upon a number of factors including, among other things: the magnitude of product sales for distribution in Europe; the timing of FDA marketing clearance; the timing for the commercial introduction of Certiva[TRADEMARK]; the ability of the Company and its distributors to compete against competitive products, several of which have been approved, and to effectively market and sell products in their respective territories; the sales prices established for products by the Company and its distributors; the efficiency of the Company's production operations; the timing of the payments under license, marketing, distribution and/or development agreements with third parties; the ability of the Company to manufacture and deliver products in accordance with customer orders; the timing and costs associated with clinical trials and post-licensure testing of the Company's products; the timing and amount of funding that may be received under any additional license, marketing, distribution and/or development agreements with third parties; and the timing of and amount of proceeds from the sale of additional investment securities. The foregoing are forward looking statements and the factors affecting its outcome are described herein as well as elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations including the first paragraph hereof, and in the Company's other filings with the SEC, including the 1997 annual report on Form 10-K, to which the reader's attention is directed.

         The quarterly operating results may also be affected by the quantity of product produced for sale since the production expenses have been mainly fixed and consist primarily of costs to operate the production facilities, to scale up production and to maintain a ready work force. To date, the Company has limited experience and success in manufacturing commercial quantities of its vaccine products and in operating its manufacturing facilities. From time to time, the Company experiences disruptions and production failures and there are no assurances that the steps taken by the Company to address such failures will be effective or that such failures will not continue in the future. Such disruptions or failures would have a material adverse effect on the Company's future operating results and could affect the Company's ability to obtain regulatory approval for its products or the timing of such approval. No assurances can be given that the Company will be successful in establishing and maintaining consistent and continuous commercial production of its vaccines in sufficient quantity and quality or that it will be capable of producing a competitively priced product for commercial sale. The Company's manufacturing operations for Certiva[TRADEMARK] are located principally in one facility. Any condition or event that adversely affects the condition or operation of such facility would have a material adverse affect on the Company's financial condition and future results of operations. In addition, given its size and configuration, such facility has limited production capacity. Accordingly, there are no assurances that the Company will be able to produce sufficient quantities of vaccine to meet market demand or achieve profitability.

         There are no assurances that the Company will meet the operating results projected, that any further regulatory approvals will be received, that any milestones will be achieved, or if achieved, that milestone payments will contribute materially to the quarterly operating results of the Company.

         PRODUCT SALES. The Company anticipates additional revenues from product sales during 1998 to one or more European distributors for sale and distribution in select European countries. Any additional product approvals in Europe could lead to increased revenues from the sale of the Company's acellular pertussis vaccine. There are no assurances that further product approvals will be obtained in Europe during 1998 or at all, or that once obtained the products will be launched in a timely manner or at all, or that if launched, that the marketing and distribution efforts will be effective. The Company does not control the marketing and distribution efforts for its products in Europe and, therefore, the Company's revenues for product sales in those territories are dependent upon the timing, implementation, and effectiveness of the sales, marketing and distribution efforts of others. Additionally, although the FDA Export Reform and Enhancement Act permits a company to export vaccines manufactured in the United States with little or no prior FDA review and approval, the FDA retains the authority and ability to delay, suspend or terminate a manufacturer's ability to commence or continue such efforts. This authority may be exercised if the FDA finds the product fails to meet prescribed standards relating to manufacturing, labeling, and promotional activities, among others. There are no assurances that the FDA will not, at any time or from time to time, seek to delay, defer or suspend the Company's export activities for failure to meet any of the prescribed standards of the statute. Any such action could have a material adverse affect on the future results of operations.

         As described above, during 1996, the Company and Abbott signed an agreement under which Abbott would market Certiva[TRADEMARK] and certain combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market these products to government purchasers, including state governments and the CDC. FDA approval of the Company's product license application for Certiva[TRADEMARK] is pending. In January 1998, the Company was advised by the FDA that Certiva[TRADEMARK] is on track for completing the final steps for licensure. In response to FDA's request, the Company prepared and submitted additional information in response to all of the outstanding issues previously raised by the agency. In recent discussions with the FDA, the Company was advised that Certiva[TRADEMARK] is nearing completion of the review process for licensure. In addition, the Company and the FDA have agreed to the product labeling and the Company has submitted promotional materials to the agency for review. The FDA informed the Company that the only remaining steps prior to granting market clearance are completion of the FDA's review of the information submitted and inspection of the Company's facilities and operations. The inspection has been scheduled to begin in the first half of May. Following FDA approval, the Company, therefore, anticipates revenues from the sale of Certiva[TRADEMARK] in the United States, to state governments and the CDC and to Abbott for resale to private physicians and the managed care market. If the product is launched successfully in the United States by the Company and Abbott, revenues from operations and the prospects for profitability would increase. The foregoing are forward looking statements, and there are no assurances that the Company will achieve profitability based solely on revenues from its acellular pertussis vaccine or any future vaccines under development. There can be no assurance that the inspection of the Company's facilities and operations will be initiated or completed in a timely manner, the results from the inspection will be satisfactory, that information submitted will be acceptable to the FDA, that the FDA will not raise additional issues or concerns, or that Certiva[TRADEMARK] will receive regulatory approval in a timely manner or at all, or that, if obtained, the Company and/or Abbott will be effective in marketing and distributing the product. The principal factors affecting the approval of Certiva[TRADEMARK] and its timing are believed to be the adequacy of the most recent information submitted, the timeliness of the FDA completing its inspection and review of the Company's facilities and operations, and the adequacy of the systems, procedures, operations and facilities relating to the product, among other things. The factors affecting successful commercial launch of Certiva[TRADEMARK] in the United States include, among others: successfully participating in established purchasing programs of Federal and state governments; establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the vaccine; distinguishing the Company's product from those of its competitors; establishing the Company as an effective and reliable supplier of vaccines; establishing efficient and consistent production of sufficient quantities of vaccine and establishing effective distribution channels.

         The foregoing paragraphs contain only a partial description of the factors affecting the Company's business prospects and risk factors affecting future operations. Reference is made to the risk factors and other information contained in this report, as well as the Company's other filings with the SEC, for a more complete description of the risks and uncertainties affecting the Company and its business.

         MARKETING, RESEARCH & DEVELOPMENT AGREEMENTS. In December 1995, the Company signed a clinical development agreement and license agreement with Pasteur Merieux-Connaught under which the parties agreed to jointly develop its new conjugate vaccine against Group B meningococcal infection for both adults and pediatric indications. Through March 31, 1998, the Company recognized $13 million of revenue from Pasteur Merieux-Connaught under these agreements. Future fees and funding would be made upon achievement of development, clinical and regulatory milestones. Total remaining fees and payments to the Company upon achievement of all clinical and regulatory milestones amount to $39 million. The time it may take to achieve future milestones cannot be predicted accurately, and there are no assurances that any additional milestones will be met. In addition, Pasteur Merieux-Connaught may terminate these agreements in its sole discretion at any time.

         Under the marketing and distribution agreement with Abbott, the Company will receive clinical development payments and milestone payments upon achievement of prescribed clinical and regulatory events. Total remaining payments by Abbott to the Company under the agreement amount to $26 million. In addition, the Company will receive revenues from Abbott as it purchases Certiva[TRADEMARK] and the combination vaccine products for resale to the private pediatric market in the United States. There are no assurances that the milestones will be met, that the quantities of Abbott's purchases of Certiva[TRADEMARK] will be significant or as to the timing of such purchases, or that Abbott will not exercise its right to terminate this arrangement at any time with advance notice.

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

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 for 1997 and 1998. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at March 31, 1997 and 1998, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has implemented SFAS 130 beginning with the first quarter 1998 financial statements. The implementation of this standard did not result in a material impact to the financial statements of the Company. The Company is currently evaluating the impact of SFAS 131, which is required to be implemented in the Company's year end 1998 financial statements.

IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management has initiated a company-wide program to prepare the Company's computer systems and programs for the year 2000. Based on a recent preliminary internal interim assessment, the Company believes that the principal management information system software that was recently purchased and is currently being implemented is designed to be Year 2000 compliant. The Company intends to test the system for Year 2000 compliance, and therefore until tested thoroughly, there can be no assurances in this regard. The Company also uses various "off the shelf" software applications throughout the Company for the storage and analysis of various types of data that management is dependent upon for day to day operations. Management's preliminary assessment is that the modifications to or replacement of the Company's existing software to achieve Year 2000 qualification should not have a material adverse effect on future results of operations. This is a forward looking statement and until further testing and analysis is completed, there can be no assurance given that the existing software is Year 2000 compliant or the costs necessary to achieve such compliance will not be material to the future results of operations of the Company.

         The Company has not communicated with all of its significant suppliers to determine the extent to which the Company is vulnerable to failures by such third parties to remediate their own Year 2000 issues. The Company is unable to ensure that the suppliers cost to obtain Year 2000 compliance will not be passed on to the Company. Further, there are no assurances that the systems of other companies on which the Company's systems rely will be timely converted. In addition, there are no assurances that the failure by such other companies' systems to comply, or compliance in a manner that is not compatible to Company systems, would not have a material, adverse effect on the Company.

         The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for product it has sold.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            EXHIBIT NO. DESCRIPTION

            10.37 Lease Agreement dated as of March 25, 1998 between ARE-10150 Old Columbia, LLC and the Company [with certain confidential information deleted therefrom].

            27          Financial Data Schedule


      (b)   Reports on Form 8-K

            The Company filed the following two reports on Form 8-K during the quarter ended March 31, 1998:

            (1) On January 9, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 updating the license application review process for the Company's DTaP vaccine Certiva[TRADEMARK] with the FDA.

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














Date: May 8, 1998