Form 10-Q
period 1998-06-30
NORTH AMERICAN VACCINE INC
filed 1998-08-14
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-10451

                          NORTH AMERICAN VACCINE, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

COMMON  STOCK,  NO PAR VALUE,  OUTSTANDING  AS OF JULY 29, 1998 --  32,208,051
SHARES

                                TABLE OF CONTENTS


                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................   3

           Consolidated Balance Sheets..................................   4

           Consolidated Statements of Operations........................   5

           Consolidated Statements of Shareholders' Deficit.............   6

           Consolidated Statements of Cash Flows........................   7

           Notes to Condensed Consolidated Financial Statements.........   9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................  13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...  25


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..........  26

Item 6.    Exhibits and Reports on Form 8-K.............................  28


SIGNATURES .............................................................  29

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 1998, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1998.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                              JUNE 30,        DECEMBER 31,
                                                                               1998              1997
                                                                          ----------------  ----------------
ASSETS                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                      $ 18,335          $ 45,502
  Accounts receivable                                                               1,178               324
  Inventory                                                                         2,918             2,730
  Prepaid expenses and other current assets                                           840               615
                                                                          ----------------  ----------------
          Total current assets                                                     23,271            49,171
Property, plant and equipment, net                                                 28,440            31,428
Investment in affiliate, at market                                                  1,156               843
Deferred financing costs, net                                                       2,359             2,603
Cash restricted for lease obligation                                                5,654                 -
Other assets                                                                          579               463
                                                                          ----------------  ----------------
     TOTAL ASSETS                                                                 $61,459           $84,508
                                                                          ================  ================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                                $ 3,048           $ 3,343
  Deferred revenue                                                                  3,280             3,999
  Obligation under capital lease, current portion                                   1,672             1,593
  Other current liabilities                                                         5,302             5,064
                                                                          ----------------  ----------------
         Total current liabilities                                                 13,302            13,999

6.50% Convertible subordinated notes, due May 1, 2003                              83,734            83,734
Obligation under capital lease, net of current portion                              3,254             4,110
Deferred rent credit, net of current portion                                           17                12
                                                                          ----------------  ----------------
     Total liabilities                                                            100,307           101,855

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock, no par value; unlimited shares authorized-
     Series A, convertible; issued and outstanding 2,000,000 shares;
     entitled to Can $2.50 per share in liquidation                                 6,538             6,538
  Common stock, no par value; unlimited shares authorized; issued
    32,201,704 shares at June 30, 1998 and 31,936,539 shares at
    December 31, 1997                                                              80,640            78,509
  Cumulative comprehensive income excluded from net loss                              528               215
  Accumulated deficit                                                            (125,326)         (102,609)
  Loan receivable from officer                                                     (1,228)                -
                                                                          ----------------  ----------------
         Total shareholders' deficit                                              (38,848)          (17,347)
                                                                          ----------------  ----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $61,459           $84,508
                                                                          ================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                            1998              1997             1998             1997
                                                      -----------------  ---------------  ---------------- ---------------
REVENUES:
     Marketing, research and development agreements          $   1,148        $     695         $   1,719       $   1,225
     Product sales                                                  81              368               344             913
                                                      -----------------  ---------------  ---------------- ---------------
          Total revenues                                         1,229            1,063             2,063           2,138
                                                      -----------------  ---------------  ---------------- ---------------

OPERATING EXPENSES:
    Production                                                   4,185            4,327             9,166           8,634
    Research and development                                     4,490            4,838             8,533           9,515
    General and administrative                                   2,308            2,310             4,815           5,702
                                                      -----------------  ---------------  ---------------- ---------------
          Total  operating expenses                             10,983           11,475            22,514          23,851
                                                      -----------------  ---------------  ---------------- ---------------

OPERATING LOSS                                                  (9,754)         (10,412)          (20,451)        (21,713)

OTHER INCOME (EXPENSES):
    Interest and dividend income                                   402              857               956           1,750
    Interest expense                                            (1,605)          (1,693)           (3,222)         (3,392)
                                                      -----------------  ---------------  ---------------- ---------------
NET LOSS                                                     $ (10,957)       $ (11,248)        $ (22,717)      $ (23,355)
                                                      =================  ===============  ================ ===============

BASIC AND DILUTED NET LOSS PER SHARE                         $   (0.34)       $   (0.36)        $   (0.71)      $   (0.74)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                32,154           31,608            32,094          31,593


The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(IN THOUSANDS)
(UNAUDITED)


                                                                              CUMULATIVE                                TOTAL
                                  SERIES A                                   COMPREHENSIVE                              SHARE-
                                 CONVERTIBLE                                     INCOME      ACCUM-        LOAN         HOLDERS'
                               PREFERRED STOCK           COMMON STOCK        EXCLUDED FROM   ULATED         TO          EQUITY
                            SHARES       AMOUNT        SHARES      AMOUNT      NET LOSS     DEFICIT       OFFICER      (DEFICIT)
                            ------       ------        ------      ------      --------     -------       -------      ---------
Balance,
  December 31, 1997          2,000     $   6,538       31,937    $  78,509    $     215    $(102,609)    $    --       $ (17,347)
Net loss                      --            --           --           --           --        (22,717)         --         (22,717)
Increase in market
  value of investment         --            --           --           --            313         --            --             313
                                                                                                                       ---------
Comprehensive income                                                                                                     (22,404)
Exercises of stock
  options                     --            --            259        1,992         --           --            --           1,992
Loan receivable from
  officer                     --            --           --           --           --           --          (1,228)       (1,228)
Shares issued under
  401(k) plan                 --            --              6          139         --           --            --             139
Balance,                 ---------     ---------    ---------    ---------    ---------    ---------     ---------     ---------
  June 30, 1998              2,000     $   6,538       32,202    $  80,640    $     528    $(125,326)    $  (1,228)    $ (38,848)
                         =========     =========    =========    =========    =========    =========     =========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                     1998           1997
                                                                                ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (22,717)      $ (23,355)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                               4,083           5,430
          Amortization and reduction of deferred financing costs                        244             252
          Contribution of common stock to 401(k) plan                                   139             110
          Stock option compensation                                                       -           1,313
          (Increase) decrease in other assets                                          (116)             84
          Decrease in deferred rent                                                     (32)            (45)
          Cash flows (used in) provided by other working capital items               (2,006)          5,580
                                                                                ------------   -------------
              Net cash used in operating activities                                 (20,405)        (10,631)
                                                                                ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (1,095)         (1,631)
                                                                                ------------   -------------
               Net cash used in investing activities                                 (1,095)         (1,631)
                                                                                ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercises of stock options, net                                     1,992           2,252
    Loan to an officer related to the purchase of common stock                       (1,228)              -
    Principal payments on capital lease obligation                                     (777)           (729)
    Cash restricted for capital lease obligation                                     (5,654)              -
                                                                                ------------   -------------
               Net cash (used in) provided by financing activities                   (5,667)          1,523
                                                                                ------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (27,167)        (10,739)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       45,502          70,881
                                                                                ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 18,335        $ 60,142
                                                                                ============   =============


The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(IN THOUSANDS)
(UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                             1998           1997
                                                                           -----------   ----------
CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

    (Increase) decrease in:
          Accounts receivable                                                $   (854)     $ 3,972
          Inventory                                                              (188)        (276)
          Prepaid expenses and other current assets                              (225)         (80)

    (Decrease) increase in:
          Accounts payable                                                       (295)        (558)
          Other current liabilities                                              (444)       2,522
                                                                           -----------   ----------
    Net cash (used in) provided by other working capital items               $ (2,006)     $ 5,580
                                                                           ===========   ==========



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                     $  2,984      $ 3,148
                                                                           -----------   ----------

  Use of stock to exercise stock options                                     $  3,429      $     -
                                                                           ===========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BUSINESS

The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults. In July 1998, the Company received marketing authorization from the U.S. Food and Drug Administration ("FDA") to market its DTaP vaccine (Certiva[TRADEMARK]) in the United States for the prevention of diphtheria, tetanus, and pertussis (whooping cough). Previously, in 1996, regulatory approval for a European formulation of Certiva[TRADEMARK] was granted in Sweden, and regulatory approval of a combined DTaP-IPV (polio) vaccine was granted in Denmark. In April 1997, regulatory approval for the Company's monovalent acellular pertussis (aP) vaccine to vaccinate children was also granted in Sweden, thereby expanding the market for the Company's aP vaccine. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted by Denmark for the DTaP-IPV vaccine. The mutual recognition procedure now requires that each of these regulatory authorities, upon receipt of certain prescribed information, issue the national marketing authorization for the product. The Company has appointed Chiron Behring GmbH & Co. ("Chiron") to market and distribute the DTaP-IPV product in Germany and Austria. Statens Serum Institut, Copenhagen, Denmark, holds the product registrations and will market and distribute the product in the Scandinavian countries.

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

(e) NET LOSS PER SHARE. Net loss per share is computed in accordance with Financial Accounting Standards Board release SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 was implemented for the year ended December 31, 1997. Options, warrants, and convertible securities that were outstanding at the end of all periods presented were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts are identical for all periods presented.

Since the effect of outstanding options, convertible notes, and preferred stock is antidilutive, they have been excluded from the Company's computation of net loss per share for both 1998 and 1997. Accordingly, SFAS No. 128 did not have an impact upon historical net loss per share as reported.

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

2. PROPERTY, PLANT AND EQUIPMENT

In March 1998, the Company leased an approximately 75,500 square foot facility to be used for research, development, general and administrative functions and for future expansion of the Company's operations. The lease is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company has the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the facility during specified periods of the lease term. The landlord has provided the Company a tenant improvement allowance of approximately $1.4 million, and will provide an additional $1.8 million to the Company, if needed, under a line of credit to fund improvement costs in excess of the tenant improvement allowance. Monthly payments under this line of credit would consist of interest only accruing at the simple annual rate of 12.75%, and the entire unpaid principal balance would mature in September 2000, unless extended by the Company up to March 2002. The line of credit also would be secured by all leasehold improvements and related facility enhancements purchased with funds provided by the landlord. No funds have been drawn down under this line of credit.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Inventories consist of the following:

                                         June 30,     December 31,
                                           1998            1997
                                           ----            ----
                                              (in thousands)
           Raw materials                $  2,692        $ 2,584
           Finished goods                    226            146
                                        --------        -------
                Total                   $  2,918        $ 2,730
                                        ========        =======



4. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following components:

                                             June 30,      December 31,
                                               1998            1997
                                               ----            ----
                                                    (in thousands)
Payroll and fringe benefits                $ 1,822          $ 1,488
Accrued interest                               952              959
Reserve for contract loss                      720              720
Accrued taxes                                  779              642
Accrued costs of clinical trials               210              269
Accrued consulting and professional fees       318              381
Other accrued liabilities                      501              605
                                          --------         --------
Total other current liabilities            $ 5,302          $ 5,064
                                           =======          =======

5.  RESTRICTED CASH AND OBLIGATIONS UNDER CAPITAL LEASE

In connection with an operating lease for a 35,000 square foot development and production facility, the Company entered into an agreement that included the purchase and lease of equipment and leasehold improvements. As part of the operating lease, the Company assumed the underlying real estate leases which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, there are certain financial covenants that obligate the Company to maintain certain cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes), and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit will decrease on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $5.7 million at June 30, 1998. The letter of credit will expire by its terms on November 1, 2000.

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

7.  RELATED PARTY TRANSACTION

In April 1998, the Company extended a loan to its president related to the exercise of expiring stock options. The loan is comprised of $1.0 million for the exercise of the options and $217,000 for payment of withholding taxes. The loan has been made on a full recourse basis, is for a six month period, is collateralized by approximately 94,000 shares of common stock of the Company, which at the time of the loan had a fair market value of 125% of the principal amount of the loan. The loan accrues interest at a fair market rate.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING PARAGRAPHS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS FOR REGULATORY APPROVAL, THE PROSPECTS FOR MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS OR FROM FURTHER
FINANCINGS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS BY REGULATORY AGENCIES INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA"); THE PRODUCTION OF VACCINES; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUM INSTITUT ("SSI"); AND UNCERTAINTIES RELATING TO CLINICAL TRIALS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE 1997 ANNUAL REPORT ON FORM 10-K, TO WHICH THE READER'S ATTENTION IS DIRECTED.

BACKGROUND

         The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults.

         In July 1998, the Company received FDA approval to manufacture and market its DTaP vaccine (Certiva[TRADEMARK]) in the United States. Under the FDA approval, Certiva[TRADEMARK] is indicated for active immunization against diphtheria, tetanus and pertussis (whooping cough) in infants and children six weeks to seven years of age. The Company produces the monocomponent acellular pertussis toxoid and formulates the final product with diphtheria and tetanus toxoids manufactured and supplied by SSI.

         Under a marketing agreement between the Company and Abbott Laboratories ("Abbott"), Abbott will market Certiva[TRADEMARK] to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva[TRADEMARK] and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). The marketing agreement also will allow Abbott to market the Company's DTaP-HIB (incorporating one of its Haemophilus influenza type b vaccines), DTaP-IPV and DTaP-IPV-HIB combination vaccines, which are under development.

         The Company and Abbott are collaborating in the clinical development of the combination vaccines and Abbott is providing the Company with clinical development funding. In addition, the Company will receive payments upon achievement of prescribed milestones. Under the agreement with Abbott, the Company will receive revenues from Abbott as it purchases Certiva[TRADEMARK] and the combination vaccine products for resale to the private pediatric market. See "Outlook," below.

         FDA approval of Certiva[TRADEMARK] follows regulatory approval in various European countries of vaccines using the Company's acellular pertussis vaccine. The Swedish Ministry of Health granted regulatory approval in February 1996 to market a European formulation of Certiva[TRADEMARK], the Company's acellular pertussis vaccine formulated with diphtheria and tetanus toxoids as a combined DTaP vaccine for the prevention of diphtheria, tetanus, and pertussis (whooping cough). This marketing authorization was the first regulatory approval for any of the Company's products. In April 1997, the Swedish Ministry of Health granted regulatory approval for the Company's monovalent acellular pertussis
(aP) vaccine to vaccinate children, thereby expanding the market for the Company's aP vaccine. In addition, the Danish National Board of Health granted regulatory approval in September 1996 of the DTaP vaccine combined with an enhanced inactivated polio vaccine ("DTaP-IPV") for all primary and booster doses for infants and children in Denmark. In June 1998, the Company was advised that under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted to SSI by Denmark for the DTaP-IPV vaccine. The mutual recognition procedure now requires that these regulatory authorities issue national marketing authorizations upon receipt of certain information, which is presently being prepared for submission. The Company has appointed Chiron Behring GmbH & Co. ("Chiron") to market and distribute the DTaP-IPV product in Germany and Austria. SSI holds the product registrations and will market and distribute the product in the Scandinavian countries.

         Under supply agreements, the Company manufactures the acellular pertussis component, and SSI manufactures the diphtheria, tetanus and inactivated polio vaccine ("IPV") components for the DTaP and DTaP-IPV vaccines. SSI is responsible for the marketing and distribution of the DTaP and DTaP-IPV products in the Scandinavian, Baltic and other countries comprising its territory ("SSI's Territory"). Accordingly, the Company has been selling its acellular pertussis toxoid to SSI for formulation into DTaP and DTaP-IPV for sale in its territory.

         In 1995, 1996 and 1997, the Company recognized development revenues pursuant to agreements with Pasteur Merieux Serums et Vaccins, a wholly-owned subsidiary of Rhone-Poulenc, which operates in North America through its subsidiary Connaught Laboratories ("Pasteur Merieux-Connaught"), under which the Company and Pasteur Merieux-Connaught will jointly develop the Company's meningococcus B vaccine. Additional funding may be provided to the Company by Pasteur Merieux-Connaught under the terms of the license and clinical development agreements. See "Outlook," below.

          In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due in full on May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year. The notes are convertible into shares of the Company's Common Stock, at an initial conversion price of approximately $24.86 per share. The notes also are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's common stock. In December of 1997, approximately $2.5 million of the principal amount of the notes were converted into 101,207 shares of the Company's common stock. As of June 30, 1998, the principal amount of the outstanding notes was $83.7 million.

         In November 1996, the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland. That acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of real estate leases. The total acquisition cost for the equipment and leasehold improvements was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation accounted for as a capital lease, which expires in 2000. Under the equipment lease agreement, there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes) and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit will decrease on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $5.7 million at June 30, 1998. The letter of credit will expire by its terms on November 1, 2000. In addition, the Company has assumed the real estate leases underlying the facility, which are scheduled to expire in February 2001, but may be extended through 2011.

         The Company had 296 and 245 employees as of June 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         In 1998, the Company recognized $81,000 in revenue from product sales to SSI and $1.1 million under collaborative agreements. Revenue from collaboration agreements consists primarily of milestone payments under a supply and distribution agreement with Chiron and to a lesser extent development funding under the Company's agreement with Abbott.

         Production expenses were $4.2 million in 1998 compared to $4.3 million in 1997. The decrease in these expenses in 1998 is primarily attributable to decreases in materials and lower depreciation expense related to the use of an accelerated depreciation method in prior years. The decrease in material and depreciation costs were partially offset by higher labor expenses, attributable primarily to an increase in the number of employees. Production costs attributable to a product are expensed until regulatory approval is obtained for such product.

         Research and development expenses were $4.5 million in 1998 compared to $4.8 million in 1997. The decrease is attributable primarily to lower depreciation expense related to the use of an accelerated depreciation method in prior years and to reduced expenses for patent filings. These decreases were offset in part by higher building costs associated with the new 75,500 square foot leased facility. See "Liquidity and Capital Resources," below.

         General and administrative expenses were $2.3 million in 1998 and 1997. There were no significant cost category changes from the previous period.

         Interest and dividend income decreased to $402,000 in 1998 from $857,000 in 1997. This reduction is due primarily to a change in the average cash balance.

         Interest expense decreased to $1.6 million in 1998 from $1.7 million in 1997. The decrease is due primarily to principal payments made on the equipment lease, as well as to the conversion of $2.5 million principal amount of convertible notes into common stock of the Company in December 1997.

         The factors cited above resulted in a net loss of $11.0 million or $0.34 per share in 1998 as compared to a net loss of $11.2 million or $0.36 per share in 1997. The weighted-average number of common shares outstanding was 32.2 million for 1998 compared to 31.6 million for 1997. The increase in the number of weighted-average shares outstanding for 1998 as compared to 1997 is attributable primarily to the exercise of stock options and the conversion of $2.5 million principal amount of convertible notes into 101,207 shares of common stock in December 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         In 1998, the Company recognized $344,000 in revenue from product sales to SSI and $1.7 million under collaborative agreements. Revenue from collaboration agreements consists primarily of milestone payments under a supply and distribution agreement with Chiron and to a lesser extent development funding under the Company's agreement with Abbott.

         Production expenses were $9.2 million in 1998 compared to $8.6 million in 1997. The increase in these expenses in 1998 is primarily attributable to an increase in the number of production employees as the Company prepared for regulatory approval of Certiva[TRADEMARK]. The increases were offset in part by lower depreciation expense related to the use of an accelerated depreciation method in prior years. Production costs attributable to a product are expensed until regulatory approval is obtained for such product.

         Research and development expenses were $8.5 million in 1998 compared to $9.5 million in 1997. The decrease is attributable primarily to lower depreciation expense related to the use of an accelerated depreciation method in prior years, reduced expenses for clinical trials, and reimbursements for expenses under a collaborative agreement. These decreases were offset in part by higher labor expenses as a result of an increase in the number of employees.

         General and administrative expenses were $4.8 million in 1998 as compared to $5.7 million in 1997. The decrease is primarily due to the recognition of a non-cash compensation expense of approximately $1.3 million in 1997, offset in part by higher promotional expense and higher labor expenses as a result of an increase in the number of employees.

         Interest and dividend income decreased to $956,000 in 1998 from $1.8 million in 1997. This reduction is due primarily to a change in the average cash balance.

         Interest expense decreased to $3.2 million in 1998 from $3.4 million in 1997. The decrease is due primarily to principal payments made on the equipment lease, as well as to the conversion of $2.5 million principal amount of convertible notes into common stock of the Company in December 1997.

         The factors cited above resulted in a net loss of $22.7 million or $0.71 per share in 1998 as compared to a net loss of $23.4 million or $0.74 per share in 1997. Without the effect of the $1.3 million non-cash compensation expense, the loss in 1997 would have been $22.0 million or $0.70 per share. The weighted-average number of common shares outstanding was 32.1 million for 1998 compared to 31.6 million for 1997. The increase in the number of weighted-average shares outstanding for 1998 as compared to 1997 is attributable primarily to the exercise of stock options and the conversion of $2.5 million principal amount of convertible notes into 101,207 shares of common stock in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirement for operations was $11.8 million in the second quarter of 1998 as compared to $8.6 million in the first quarter of 1998. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under license, marketing, distribution and/or development agreements and further adjusted by the timing of proceeds from the sale of an investment in an affiliate. The increase in cash requirements from the first quarter is attributable primarily to a semi-annual interest payment of $2.7 million on the convertible subordinated notes made during the second quarter of 1998. At June 30, 1998, the Company had cash and cash equivalents of approximately $24.0 million, of which $5.7 million is pledged as collateral under the letter of credit agreement described above, and investment securities in an affiliate with a market value of $1.2 million. The investment consisted of 125,000 shares of IVAX Corporation ("IVAX") common stock. The fair market value of such stock as of July 29, 1998 was approximately $1.1 million. This investment is volatile and therefore subject to significant fluctuations in value.

         The Company anticipates that cash requirements for operations in the third quarter of 1998 could be between approximately $9.0 and $10.0 million as the Company: produces its acellular pertussis vaccine for sale in Europe; produces Certiva[TRADEMARK] for sales in the United States; produces investigational combination vaccines and conjugate vaccines; and conducts clinical trials. Quarterly cash requirements for operations beyond this period will depend principally upon the level and efficiency of vaccine production, level of sales of Certiva[TRADEMARK] in the U.S., level of product sales in Europe as additional approvals are obtained, costs to market Certiva[TRADEMARK], the level of expenditures for the Company's ongoing research and development program, and the timing of interest payments due on the convertible subordinated notes described above. If the Company does not generate sales of Certiva[TRADEMARK] on a timely basis, the Company will need to address its cash requirements for operations through significant reductions in operating levels and through the sale of debt or equity securities, among other means as more fully described below. Although the Company presently has no firm commitments or agreements with respect to any financing alternative, such agreements ultimately may be reached, possibly in the near term. There are no assurances that the Company will be successful, under these circumstances, in significantly reducing operating levels or in placing debt or equity securities on favorable terms or in an amount required to meet its future cash requirements for operations. The foregoing are forward looking statements. There are no assurances that the Company will not exceed its projected cash requirements for operations, that the Company will generate sufficient sales, that any further regulatory approvals will be received, that the milestones under existing marketing and research and development agreements will be achieved, or that, if such milestones are obtained, they will contribute materially to the quarterly cash requirements. Failure or significant delays in receiving additional regulatory approvals and meeting milestones would have a significant adverse effect on the Company's future financial position.

         Total capital expenditures for the first six months of 1998 were $1.1 million. The Company is in the planning stages of expanding its manufacturing capacity for its vaccine products for both clinical trials and for commercial sale. Total projected capital expenditures for 1998 for facilities'
modifications, equipment, systems and other capital additions could range between $2 million to $6 million, depending upon the ultimate extent of the expansions, which has not yet been determined. The foregoing is a forward looking statement. The amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation: the magnitude of the changes in the facilities required to meet demand for the Company's acellular pertussis products; the equipment and leasehold improvements required in order to expand the Company's production capacity for investigational products; the anticipated timing of further regulatory approvals for existing products; the anticipated timing of regulatory approval for future products; and unanticipated costs to replace or repair existing equipment and systems in order to keep the manufacturing and development facilities operational or in compliance with regulatory requirements.

         In March 1998, the Company leased an approximately 75,500 square foot facility to be used for research, development, general and administrative functions and for future expansion of the Company's operations. This facility is replacing the Company's existing research and development facility, which the Company vacated in April 1998, and the Company intends to move its general and administrative functions to the new facility during 1998. The lease is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company would have the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the facility during specified periods of the lease term. The landlord has provided the Company with a tenant improvement allowance of approximately $1.4 million, and will provide an additional $1.8 million to the Company, if needed, under a line of credit to fund improvement costs in excess of the tenant improvement allowance. Monthly payments under this line of credit would consist of interest only accruing at the simple annual rate of 12.75%, and the entire unpaid principal balance would mature in September 2000, unless extended by the Company up to March 2002. The amounts drawn from this line of credit also would be secured by all leasehold improvements and related facility enhancements purchased with funds provided by the landlord. The lease payments and operating costs for this facility are included in, and not in addition to, the anticipated cash requirements for operations described above. The Company currently anticipates that total capital expenditures required to modify the facility to accommodate the Company's operations would cost approximately $1.4 million and be funded primarily by the allowance described above. This is a forward looking statement. The additional capital expenditures for this or other facilities may vary substantially depending upon a number of factors including, among other things, the size of such facilities, the equipment and systems requirements for the facilities, location, zoning and other government restrictions and the magnitude of available financing.

         Cash requirements for operations and capital expenditures for 1998 and into 1999 are expected to be financed through a combination of: the sale of debt and/or equity securities, including the possible sale of securities to related parties, affiliates, existing shareholders or other third parties; cash and cash equivalents; fees and payments from existing and/or new license, marketing, distribution and/or development agreements; the exercise of stock options; mortgage financing; lines of credit; and equipment leases. Although the Company believes that it has adequate resources to meet its 1998 funding requirements, there can be no assurances in this regard. The Company has been actively considering and evaluating the advisability and feasibility of a variety of financing alternatives, including the sale of debt and/or equity securities. Although the Company presently has no firm commitments or agreements with respect to any financing alternative, the Company believes that one or more such agreements ultimately may be reached with one or more of its related parties, affiliates, existing shareholders or other third parties, possibly in the near term, although there can be no assurances in this regard. Failure or significant delays in receiving substantial payments under existing and/or new license, marketing, distribution and/or development agreements or in successfully completing a debt or equity financing would have a significant adverse effect on the Company's future financial position. The Company believes that in such event it would reduce cash requirements for operations through significant reductions in operating levels, although there are no assurances that the Company would be successful in reducing operating levels or that, if operating levels are reduced, it would be able to maintain operations for any extended period of time. This paragraph contains forward looking statements and the factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things and without limitation: the ability of the Company successfully to complete the sale of its debt or equity securities; the magnitude of product sales for distribution in Europe; the timing for the commercial introduction of Certiva[TRADEMARK]; the magnitude and timing of product sales in the United States; the ability of the Company to compete against competitive products both directly and through its distributors; the efficiency of the Company's production operations; the sales price for products established by the Company and its distributors; the magnitude and timing of any fees and payments from existing and new license, marketing, distribution and/or development agreements; the magnitude of fixed costs; and the capital expenditures required to operate facilities.

OUTLOOK

         The Company recognized a net loss of $11.0 million in the second quarter of 1998 and expects to incur a net loss of between $9 and $11 million in the third quarter of 1998. The Company anticipates that the next several quarters' operating results may fluctuate significantly based upon a number of factors including, among other things: the magnitude of product sales for distribution in Europe; the timing for the commercial introduction of Certiva[TRADEMARK]; the ability of the Company and its distributors to compete against competitive products and to effectively market and sell products in their respective territories; the sales prices established for products by the Company and its distributors; the efficiency of the Company's production operations; the timing of the payments under existing license, marketing, distribution and/or development agreements with third parties; the ability of the Company to manufacture and deliver products in accordance with customer orders; the timing and costs associated with clinical trials and post-licensure testing of the Company's products; the timing and amount of funding that may be received under any additional license, marketing, distribution and/or development agreements with third parties; and the timing of and amount of proceeds from the sale of additional investment securities. The foregoing are forward looking statements and the factors affecting the Company's future operating results and financial condition are described herein as well as elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations including the first paragraph hereof, and in the Company's other filings with the SEC, including the 1997 annual report on Form 10-K, to which the reader's attention is directed.

         Prior to regulatory approval, costs to produce Certiva[TRADEMARK] for sale in the United States were expensed as incurred. Beginning in the third quarter, production expenses for Certiva[TRADEMARK] will be capitalized in accordance with generally accepted accounting principles and recognized as expense when the product is sold. Accordingly, the quarterly operating results may be affected by the quantity of product produced for sale since the production expenses have been mainly fixed and consist primarily of costs to operate the production facilities and to maintain a ready work force. To date, the Company has limited experience and success in manufacturing commercial quantities of its vaccine products and in operating its manufacturing facilities. From time to time, the Company experiences disruptions and production failures and there are no assurances that the steps taken by the Company to address such failures will be effective or that such failures will not continue in the future. Such disruptions or failures would have a material adverse effect on the Company's future operating results and could affect the Company's ability to obtain any further regulatory approvals for its products or the timing of such approvals. No assurances can be given that the Company will be successful in establishing and maintaining consistent and continuous commercial production of its vaccines in sufficient quantity and quality or that it will be capable of producing a competitively priced product for commercial sale. The Company's manufacturing operations for Certiva[TRADEMARK] are located principally in one facility. Any condition or event that adversely affects the condition or operation of such facility would have a material adverse affect on the Company's financial condition and future results of operations. In addition, given its size and configuration, such facility has limited production capacity. Accordingly, there are no assurances that the Company will be able to produce sufficient quantities of vaccine to meet market demand or achieve profitability.

         There are no assurances that the Company will meet the operating results projected, that any further regulatory approvals will be received, that any milestones will be achieved, that product sales for Europe will be material, that Certiva[TRADEMARK] will be effectively or successfully marketed, distributed or sold in the United States or that such milestone payments and sales will affect materially the future operating results of the Company.

         PRODUCT SALES. As described above, during July 1998, the Company received FDA approval to manufacture and market Certiva[TRADEMARK] in the United States. Pursuant to a marketing and distribution agreement between the Company and Abbott, Abbott will market Certiva[TRADEMARK] to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market these products to government purchasers, including state governments and the CDC. The Company anticipates that Certiva[TRADEMARK] will be launched during the fourth quarter of 1998, or sooner if possible, and if the product is launched successfully in the United States by the Company and Abbott, revenues from operations and the prospects for profitability would increase. The foregoing are forward looking statements, and there are no assurances that Certiva[TRADEMARK] will be launched in the projected timeframe, that the Company and/or Abbott will be effective in marketing and distributing Certiva[TRADEMARK], or that the Company will achieve profitability based solely on revenues from sales in the United States and Europe of its presently approved products, or from sales of any future vaccines under development. The factors affecting successful commercialization of Certiva[TRADEMARK] in the United States include, among others: successfully participating in established purchasing programs of Federal and state governments; establishing an identity and reputation for the Company and its products; creating an awareness among pediatricians of the safety and efficacy of the vaccine; distinguishing the Company's product from those of its competitors; establishing the Company as an effective and reliable supplier of vaccines; establishing efficient and consistent production of sufficient quantities of vaccine and establishing effective distribution channels.

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

         MARKETING, RESEARCH & DEVELOPMENT AGREEMENTS. In December 1995, the Company signed a clinical development agreement and license agreement with Pasteur Merieux-Connaught under which the parties agreed to jointly develop the Company's new conjugate vaccine against Group B meningococcal infection for both adults and pediatric indications. Through June 30, 1998, the Company recognized $13 million of revenue from Pasteur Merieux-Connaught under these agreements. Future fees and funding would be received upon achievement of development, clinical and regulatory milestones. Total remaining fees and payments to the Company upon achievement of all clinical and regulatory milestones amount to $39 million. The time it may take to achieve future milestones cannot be predicted accurately, and there are no assurances that any additional milestones will be met. In addition, Pasteur Merieux-Connaught may terminate these agreements in its sole discretion at any time.

         Under the marketing and distribution agreement with Abbott, the Company will receive clinical development payments and milestone payments upon achievement of prescribed clinical and regulatory events. At June 30, 1998, total remaining payments by Abbott to the Company under the agreement amounted to $26 million. In addition, the Company will receive revenues from Abbott as it purchases Certiva[TRADEMARK] and the combination vaccine products for resale to the private pediatric market in the United States. There are no assurances that the milestones will be met, that the quantities of Abbott's purchases of Certiva[TRADEMARK] will be significant or as to the timing of such purchases, or that Abbott will not exercise its right to terminate this arrangement at any time with advance notice.

         In 1998, the Company anticipates that total receipts of license fees, clinical development funding and milestone payments under its existing marketing, research and development agreements could be approximately $3 million. This is a forward looking statement and the factors that affect the timing of the license fee and milestone payments are in large measure outside of the Company's control. The revenue recognized by the Company from clinical development payments received from Abbott are and will be equal to the Company's expenditures in the clinical development program for Certiva[TRADEMARK] and the combination vaccines up to a specified amount. Accordingly, such revenues are likely to fluctuate from quarter to quarter and would have no effect on net operating results. The factors that affect the timing of these expenditures, and therefore the revenues to be recognized therefrom, are subject to uncertainties related to the planning, commencement and completion of clinical trials and the regulatory approval process. There are no assurances that the clinical development funding from Abbott will be sufficient to fund all of the Company's expenditures in the clinical development program for Certiva[TRADEMARK] and the combination vaccines.

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

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 for 1997 and 1998. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at June 30, 1997 and 1998, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has implemented SFAS 130 beginning with the first quarter 1998 financial statements. The implementation of this standard did not result in a material impact to the Company's financial statements. The Company is currently evaluating the impact of SFAS 131, which is required to be implemented in the Company's year end 1998 financial statements.

IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management has initiated a company-wide program to prepare the Company's computer systems and programs for the year 2000. Based on a recent internal interim assessment, the Company believes that the principal management information system software that was recently purchased and is currently being implemented is designed to be Year 2000 compliant. However, there can be no assurances in this regard. The Company intends to test the system for Year 2000 compliance. The Company also uses various "off the shelf" software applications for the storage and analysis of various types of data and systems. Management is dependent on this software for day-to-day operations. The Company is evaluating all such applications and systems in order to determine whether or not modifications or replacement will be necessary to achieve Year 2000 qualification. This is an ongoing process and the Company is unable at this time to assess the impact, if any, this assessment might ultimately have on the Company's systems and operations or its future financial position or results of operations.

         The Company has not communicated with all of its significant suppliers to determine the extent to which the Company is vulnerable to failures by such third parties to remediate their own Year 2000 issues. The Company has not been advised by its suppliers that costs to obtain Year 2000 compliance will be passed on to the Company; however, there can be no assurances that such costs will not be passed through to the Company either directly or indirectly or, if passed through to the Company, the magnitude of such charges. The systems of other companies on which the Company's systems rely may not be timely converted. Accordingly, there are no assurances that the failure by such other companies' systems to achieve Year 2000 qualification, or qualify in a manner that is compatible to Company systems, would not have a material, adverse effect on the Company.

         The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for product it has sold. Based on the preliminary internal assessment, the Company has not identified any material costs or expenditures specifically related to software modifications for Year 2000 compatibility. This internal assessment is a continuing process, consequently there can be no assurances that the Company will not be required to expend significant amounts on achieving Year 2000 qualification or that such expenditures will not have a material adverse affect on future results from operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Shareholders was held on May 20, 1998. The matters voted on and approved by the shareholders at the meeting, together with a tabulation of the respective votes, are as follows:

1. ELECTION OF DIRECTORS. The following individuals were elected, by the following votes to serve as the directors of the Company until the Company's next annual meeting of shareholders, or until their respective successors are duly elected and qualified or until their prior resignation or removal:

                  NAME                 FOR        WITHHELD
                  ----                 ---        --------

              Neil Flanzraich      28,722,545     181,354
              Francesco Bellini    28,614,789     289,110
              Phillip Frost        28,722,789     181,110
              Alain Cousineau      28,722,789     181,110
              Jonathan Deitcher    28,722,789     181,110
              Denis Dionne         28,614,789     289,110
              Gervais Dionne       28,722,789     181,110
              Lyle Kasprick        28,722,789     181,110
              Francois Legault     28,722,789     181,110
              Sharon Mates         28,722,789     181,110
              Richard Pfenniger    28,722,789     181,110

              There were no broker non-votes or abstentions in the election of directors. These individuals constitute the Company's entire Board of Directors.

2. APPROVAL OF THE COMPANY'S 1997 SHARE OPTION PLAN. The Company's 1997 Share Option Plan was duly approved by the following vote:

                       FOR             AGAINST        ABSTAIN   BROKER NON-VOTES
                       ---             -------        -------   ----------------

                   24,337,921          209,878        29,720     4,326,380

3. APPOINTMENT OF ACCOUNTANTS. Arthur Andersen LLP was duly appointed as independent public accountants of the Company for the year ending December 31, 1998, by the following vote:

                                         FOR          AGAINST     ABSTAIN
                                         ---          -------     -------

Appointment of Arthur Andersen LLP   28,837,377       50,262      16,260
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


                                          NORTH AMERICAN VACCINE, INC.
                                          ----------------------------
                                                (Registrant)


                                          By: /s/ Sharon Mates
                                              ----------------
                                              Sharon Mates, Ph.D.
                                              President


                                          By: /s/ Lawrence J. Hineline
                                              ------------------------
                                                Lawrence J. Hineline
                                                Vice President - Finance














Date: August 14, 1998