Form 10-Q
period 1998-09-30
NORTH AMERICAN VACCINE INC
filed 1998-11-06
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-10451

                          NORTH AMERICAN VACCINE, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           CANADA                                              98-0121241
           ------                                              ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

10150 OLD COLUMBIA ROAD, COLUMBIA, MARYLAND                             21046
-------------------------------------------                             -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (410) 309-7100

Former Address:  12103 Indian Creek Court, Beltsville, Maryland 20705
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF NOVEMBER 4, 1998 -- 32,208,351 SHARES

                                TABLE OF CONTENTS



                                                                   PAGE NUMBER
                                                                   -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................  3

         Consolidated Balance Sheets.....................................  4

         Consolidated Statements of Operations...........................  5

         Consolidated Statements of Shareholders' Deficit................  6

         Consolidated Statements of Cash Flows...........................  7

         Notes to Condensed Consolidated Financial Statements............  9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................... 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 25


PART II. OTHER INFORMATION

Item 5.  Other Information............................................... 25

Item 6.  Exhibits and Reports on Form 8-K................................ 27


SIGNATURES .............................................................. 28

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 1998, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1998.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                              September 30,     December 31,
                                                                                1998              1997
                                                                             -------------     ------------
ASSETS                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $   9,410        $  45,502
  Accounts receivable                                                             2,505              324
  Inventory                                                                       3,120            2,730
  Prepaid expenses and other current assets                                         922              615
                                                                              ---------        ---------
          Total current assets                                                   15,957           49,171
Property, plant and equipment, net                                               26,631           31,428
Investment in affiliate, at market                                                1,093              843
Deferred financing costs, net                                                     2,237            2,603
Cash restricted for lease obligation                                              5,271               --
Other assets                                                                        646              463
                                                                              ---------        ---------
     TOTAL ASSETS                                                             $  51,835        $  84,508
                                                                              =========        =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                            $   3,044        $   3,343
  Deferred revenue                                                                2,717            3,999
  Obligation under capital lease, current portion                                 1,712            1,593
  Other current liabilities                                                       7,033            5,064
                                                                              ---------        ---------
         Total current liabilities                                               14,506           13,999

6.50% Convertible subordinated notes, due May 1, 2003                            83,734           83,734
Obligation under capital lease, net of current portion                            2,811            4,110
Deferred rent credit, net of current portion                                         46               12
                                                                              ---------        ---------
     TOTAL LIABILITIES                                                          101,097          101,855

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock, no par value; unlimited shares authorized- Series A, convertible; issued and outstanding 2,000,000 shares;
     entitled to Can $2.50 per share in liquidation                               6,538            6,538
  Common stock, no par value; unlimited shares authorized; issued
    32,208,351 shares at September 30, 1998 and 31,936,539 shares at
    December 31, 1997                                                            80,742           78,509
  Cumulative comprehensive income excluded from net loss                            465              215
  Accumulated deficit                                                          (135,779)        (102,609)
  Loan receivable from former officer                                            (1,228)              --
                                                                              ---------        ---------
         Total shareholders' deficit                                            (49,262)         (17,347)
                                                                              ---------        ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $  51,835        $  84,508
                                                                              =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (IN THOUSANDS, EXCEPT PER SHARE DATA)
 (UNAUDITED)

                                                                THREE MONTHS                     NINE MONTHS
                                                                   ENDED                            ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                            1998            1997            1998            1997
                                                          ---------       ---------       ---------       ---------

REVENUES:
     Marketing, research and development agreements       $  2,563        $  6,485        $  4,282        $  7,710
     Product sales                                             501             465             845           1,378
                                                          --------        --------        --------        --------
          Total revenues                                     3,064           6,950           5,127           9,088
                                                          --------        --------        --------        --------

OPERATING EXPENSES:
    Production                                               5,108           5,234          14,274          13,868
    Research and development                                 4,731           4,931          13,264          14,446
    General and administrative                               2,383           3,239           7,198           8,941
                                                          --------        --------        --------        --------
          Total  operating expenses                         12,222          13,404          34,736          37,255
                                                          --------        --------        --------        --------

OPERATING LOSS                                              (9,158)         (6,454)        (29,609)        (28,167)

OTHER INCOME (EXPENSES):
    Interest and dividend income                               276             739           1,232           2,489
    Interest expense                                        (1,571)         (1,685)         (4,793)         (5,077)
                                                          --------        --------        --------        --------

NET LOSS                                                  $(10,453)       $ (7,400)       $(33,170)       $(30,755)
                                                          ========        ========        ========        ========

BASIC AND DILUTED NET LOSS PER SHARE                      $  (0.32)       $  (0.23)       $  (1.03)       $  (0.97)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                            32,206          31,627          32,132          31,604


The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(IN THOUSANDS)
(UNAUDITED)



                               SERIES A                                     CUMULATIVE                                   TOTAL
                              CONVERTIBLE                                  COMPREHENSIVE                                 SHARE-
                            PREFERRED STOCK             COMMON STOCK          INCOME          ACCUM-         LOAN        HOLDERS'
                        ------------------------ ----------------------    EXCLUDED FROM      ULATED          TO         EQUITY
                          SHARES       AMOUNT       SHARES       AMOUNT      NET LOSS        DEFICIT        OFFICER     (DEFICIT)
                        ---------- ------------- ------------- --------    --------------   ----------   -----------  --------------
Balance,
  December 31, 1997         2,000    $   6,538      31,937   $  78,509        $     215     $(102,609)   $      --    $ (17,347)
Net loss                       --           --          --          --               --       (33,170)          --      (33,170)
Increase in market
  value of investment          --           --          --          --              250            --           --          250
                                                                                                                      ---------
Comprehensive income                                                                                                    (32,920)
Exercises of stock
  options                      --           --         260       2,017               --            --           --        2,017
Loan receivable from
  former officer               --           --          --          --               --            --       (1,228)      (1,228)
Shares issued under
  401(k) plan                  --           --          11         216               --            --           --          216

Balance,
                        ---------    ---------   ---------   ---------        ---------     ---------    ---------    ---------
  September 30, 1998        2,000    $   6,538      32,208   $  80,742        $     465     $(135,779)   $  (1,228)   $ (49,262)
                        =========    =========   =========   =========        =========     =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
                                                                                     NINE MONTHS
                                                                                        ENDED
                                                                                     SEPTEMBER 30,
                                                                                1998            1997
                                                                             ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(33,170)       $(30,755)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                         6,117           8,211
          Amortization and reduction of deferred financing costs                  366             377
          Contribution of common stock to 401(k) plan                             216             173
          Stock option compensation                                                --           1,313
          Increase in other assets                                               (183)            (10)
          Decrease in deferred rent                                               (29)            (67)
          Cash flows (used in) provided by other working capital items         (2,427)          6,317
                                                                             --------        --------
              Net cash  used in operating activities                          (29,110)        (14,441)
                                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (1,320)         (1,836)
                                                                             --------        --------
               Net cash used in investing activities                           (1,320)         (1,836)
                                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercises of stock options, net                               2,017           2,421
    Loan to a former officer related to the purchase of common stock           (1,228)             --
    Principal payments on capital lease obligation                             (1,180)         (1,108)
    Cash restricted for capital lease obligation                               (5,271)             --
                                                                             --------        --------
               Net cash (used in) provided by financing activities             (5,662)          1,313
                                                                             --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (36,092)        (14,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 45,502          70,881
                                                                             --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  9,410        $ 55,917
                                                                             ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(IN THOUSANDS)
(UNAUDITED)
                                                                            NINE MONTHS
                                                                               ENDED
                                                                            SEPTEMBER 30,
                                                                       1998           1997
                                                                     --------       --------

CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

    (Increase) decrease in :
          Accounts receivable                                        $(2,181)       $ 3,698
          Inventory                                                     (390)          (641)
          Prepaid expenses and other current assets                     (307)          (273)

    Increase (decrease) in :
          Accounts payable                                              (299)            78
          Other current liabilities                                      750          3,455
                                                                     -------        -------
    Net cash (used in) provided by other working capital items       $(2,427)       $ 6,317
                                                                     =======        =======



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                                              $ 3,105        $ 3,308
                                                                     =======        =======

  Use of stock to exercise stock options                             $ 3,429        $    --
                                                                     =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BUSINESS

The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults. In July 1998, the Company received marketing authorization from the U.S. Food and Drug Administration ("FDA") to market its DTaP vaccine (Certiva(TM)) in the United States for the prevention of diphtheria, tetanus, and pertussis (whooping cough). Under a marketing agreement between the Company and Abbott Laboratories ("Abbott"), Abbott will market Certiva(TM) to private physicians and managed care markets in the United States for immunization of infants and children. Abbott began the launch of Certiva(TM) in October 1998. The Company will market Certiva(TM) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). Previously, in 1996, regulatory approval for a European formulation of Certiva(TM) was granted in Sweden, and regulatory approval of a combined DTaP-IPV (polio) vaccine was granted in Denmark. In April 1997, regulatory approval for the Company's monovalent acellular pertussis (aP) vaccine to vaccinate children was also granted in Sweden, thereby expanding the market for the Company's aP vaccine. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted by Denmark for the DTaP-IPV vaccine. The mutual recognition procedure now requires that each of these regulatory authorities, upon receipt of certain prescribed information, issue the national marketing authorization for the product. The Company has appointed Chiron Behring GmbH & Co. ("Chiron") to market and distribute the DTaP-IPV product in Germany and Austria. Statens Serum Institut, Copenhagen, Denmark, holds the product registrations and will market and distribute the product in the Scandinavian, Baltic and other countries comprising its territory.

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

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Beginning in the third quarter of 1998, costs to produce Certiva(TM) for sale in the United States were capitalized. Any production costs incurred in excess of net realizable value are expensed in the quarter in which they are incurred. Inventories consist of the following:

                                         September 30,     December 31,
                                             1998              1997
                                         -------------     ------------
                                                 (in thousands)
      Raw materials                        $  2,497           $ 2,584
      Work in process                           464                 -
      Finished goods                            159               146
                                           --------           -------
           Total                           $  3,120           $ 2,730
                                           ========           =======

4. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following components:

                                              September 30,       December 31,
                                                   1998               1997
                                              -------------       ------------
                                                         (in thousands)
Payroll and fringe benefits                   $  2,153              $ 1,488
Accrued interest                                 2,309                  959
Reserve for contract loss                          720                  720
Accrued taxes                                      806                  642
Accrued costs of clinical trials                   329                  269
Accrued consulting and professional fees           358                  381
Other accrued liabilities                          358                  605
                                              --------              -------
           Total other current liabilities    $  7,033              $ 5,064
                                              ========              =======



5.  RESTRICTED CASH AND OBLIGATIONS UNDER CAPITAL LEASE

In connection with an operating lease for a 35,000 square foot development and production facility, the Company entered into an agreement that included the purchase and lease of equipment and leasehold improvements. As part of the operating lease, the Company assumed the underlying real estate leases which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, there are certain financial covenants that obligate the Company to maintain certain cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes), and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit will decrease on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $5.3 million at September 30, 1998. The letter of credit will expire by its terms on November 1, 2000.

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

7.  RELATED PARTY TRANSACTION

In April 1998, the Company extended a loan to its then president, related to the exercise of expiring stock options. The loan was comprised of approximately $1.0 million for the exercise of the options and $217,000 for payment of withholding taxes. The loan was made on a full recourse basis, was for a six month period, was collateralized by approximately 94,000 shares of common stock of the Company, which at the time of the loan had a fair market value of 125% of the principal amount of the loan. The loan accrued interest at a fair market rate. The loan was repaid in full at maturity during October, 1998, and the collateral has been released.

8.  SUBSEQUENT EVENT

In September 1998, the Company reached an agreement-in-principle to complete a $25 million financing through the private placement of 4.5% Convertible Secured Notes ("4.5% Notes"). When issued, the 4.5% Notes are convertible into shares of the Company's Common Stock at a conversion price of approximately $8.54 per share. The conversion price was set based on the average closing price of the Company's Common Stock for the twenty (20) trading days preceding the date of the announcement of the agreement-in-principle. The measurement period for determining the conversion price began on August 26, 1998 and terminated on September 23, 1998. The closing prices of the Company's Common Stock during that period ranged from a low of $6.875 to a high of $11.25. The 4.5% Notes are to be secured by certain assets of the Company, will otherwise be subordinated in right of payment to all existing and future senior indebtedness of the Company, will not restrict the incurrence of future senior or other indebtedness of the Company and will be redeemable, in whole or in part, at the option of the
Company on or after one year from the date of issuance at par, plus accrued interest to the redemption date. Upon a change in control, the Company will be required to offer to purchase all of the 4.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price will be payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The purchasers of the notes will include the principal shareholders of the Company, BioChem Pharma Inc. ("BioChem") and Dr. Phillip Frost, which have agreed to purchase up to 36% and 17%, respectively, of the aggregate principal amount of the 4.5% Notes.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           -------------------------------------------------

           THE FOLLOWING PARAGRAPHS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS FOR REGULATORY APPROVAL, THE PROSPECTS FOR MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR INCREASING PRODUCTION CAPACITY AND EFFICIENCY, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS OR FROM FURTHER FINANCINGS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS BY REGULATORY AGENCIES INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA"); THE PRODUCTION OF VACCINES; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUM INSTITUT ("SSI"); AND UNCERTAINTIES RELATING TO CLINICAL TRIALS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE 1997 ANNUAL REPORT ON FORM 10-K, TO WHICH THE READER'S ATTENTION IS DIRECTED.

Background
----------

           The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults.

           In July 1998, the Company received FDA approval to manufacture and market its DTaP vaccine (Certiva(TM)) in the United States. Under the FDA approval, Certiva(TM) is indicated for active immunization against diphtheria, tetanus and pertussis (whooping cough) in infants and children six weeks to seven years of age. The Company produces the monocomponent acellular pertussis toxoid and formulates the final product with diphtheria and tetanus toxoids manufactured and supplied by SSI.

           Under a marketing agreement between the Company and Abbott Laboratories ("Abbott"), Abbott will market Certiva(TM) to private physicians and managed care markets in the United States for immunization of infants and children. Abbott began the launch of Certiva(TM) in October 1998. The Company will market Certiva(TM) and the combination vaccines to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines, which are under development.

           The Company and Abbott are collaborating in the clinical development of the combination vaccines, and the Company will receive payments upon achievement of prescribed clinical development milestones. Under the agreement with Abbott, the Company will receive revenues from Abbott as it purchases Certiva(TM) and the combination vaccine products for resale to the private pediatric market in the United States. See "Liquidity and Capital Resources; Outlook," below.

           FDA approval of Certiva(TM) followed regulatory approval in various European countries of vaccines using the Company's acellular pertussis vaccine. The Swedish Ministry of Health granted regulatory approval in February 1996 to market a European formulation of Certiva(TM). This marketing authorization was the first regulatory approval for any of the Company's products. In addition, the Danish National Board of Health granted regulatory approval in September 1996 of the DTaP vaccine combined with an enhanced inactivated polio vaccine ("DTaP-IPV") for all primary and booster doses for infants and children in Denmark. In June 1998, the Company was advised that under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted to SSI by Denmark for the DTaP-IPV vaccine. The mutual recognition procedure now requires that these regulatory authorities issue national marketing authorizations upon receipt of certain information, which is presently being prepared for submission. The Company has appointed Chiron Behring GmbH & Co. ("Chiron") to market and distribute the DTaP-IPV product in Germany and Austria. SSI holds the European product registrations and will market and distribute the product in the Scandinavian, Baltic and other countries comprising its territory ("SSI's Territory").

           Under supply agreements, the Company manufactures the acellular pertussis component, and SSI manufactures the diphtheria, tetanus and inactivated polio vaccine ("IPV") components for the DTaP and DTaP-IPV vaccines. SSI is responsible for the marketing and distribution of the DTaP and DTaP-IPV products in SSI's Territory. Accordingly, the Company has been selling its acellular pertussis toxoid to SSI for formulation into DTaP and DTaP-IPV for sale in its territory.

           In 1995, 1996 and 1997, the Company recognized development revenues pursuant to agreements with Pasteur Merieux Serums et Vaccins, a wholly-owned subsidiary of Rhone-Poulenc, which operates in North America through its subsidiary Connaught Laboratories ("Pasteur Merieux-Connaught"), under which the Company and Pasteur Merieux-Connaught will jointly develop the Company's meningococcus B vaccine. Additional funding may be provided to the Company by Pasteur Merieux-Connaught under the terms of the license and clinical development agreements. See "Liquidity and Capital Resources; Outlook," below.

            In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due in full on May 1, 2003 ("6.5% Notes"). The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semiannually on May 1 and November 1 each year. The 6.5% Notes are convertible into shares of the Company's Common Stock, at an initial conversion price of approximately $24.86 per share, are subordinated to present and future senior indebtedness of the

Company, will not restrict the incurrence of future senior or other indebtedness by the Company, and are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999 at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the 6.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. In December of 1997, approximately $2.5 million of the principal amount of the 6.5% Notes were converted into 101,207 shares of the Company's common stock. As of September 30, 1998, the principal amount of the outstanding notes was $83.7 million.

           In September 1998, the Company reached an agreement-in-principle to complete a $25 million financing through the private placement of 4.5% Convertible Secured Notes ("4.5% Notes") with net proceeds estimated at $24.6 million. When issued, the 4.5% Notes are convertible into shares of the Company's Common Stock at a conversion price of approximately $8.54 per share. The conversion price was set based on the average closing price of the Company's Common Stock for the twenty (20) trading days preceding the date of the announcement of the agreement-in-principle. The measurement period for determining the conversion price began on August 26, 1998 and terminated on September 23, 1998. The closing prices of the Company's Common Stock during that period ranged from a low of $6.875 to a high of $11.25. The 4.5% Notes are to be secured by certain assets of the Company, will otherwise be subordinated in right of payment to all existing and future senior indebtedness of the Company, will not restrict the incurrence of future senior or other indebtedness of the Company and will be redeemable, in whole or in part, at the option of the
Company on or after one year from the date of issuance at par, plus accrued interest to the redemption date. Upon a change in control, the Company will be required to offer to purchase all of the 4.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price will be payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The purchasers of the notes will include the principal shareholders of the Company, BioChem Pharma Inc. ("BioChem") and Dr. Phillip Frost, which have agreed to purchase up to 36% and 17%, respectively, of the aggregate principal amount of the Notes. The Company anticipates that the private placement of the 4.5% Notes will be consummated during the fourth quarter of 1998. This is a forward looking statement and there are no assurances that this offering will be completed in a timely manner. Failure to timely complete the offering would have a material adverse effect on the Company. See Item 5 -- "Other Information."

           In November 1996, the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland. That acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of real estate leases. The total acquisition cost for the equipment and leasehold improvements was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation accounted for as a capital lease, which expires in 2000. Under the equipment lease agreement, there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes) and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit will decrease on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $5.3 million at September 30, 1998. The letter of credit will expire by its terms on November 1, 2000. In addition, the Company has assumed the real estate leases underlying the facility, which are scheduled to expire in February 2001, but may be extended through 2011.

           The Company had 290 and 261 employees as of September 30, 1998 and 1997, respectively.

Results of Operations
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

           In 1998, the Company recognized $501,000 in revenue from product sales to SSI and $2.6 million under collaborative agreements. Revenue from collaboration agreements consists of milestone and development funding under the Company's agreement with Abbott. Revenue in 1997 totaled $7.0 million of which $6.0 million was from a collaborative agreement with Pasteur Merieux-Connaught.

           Production expenses were $5.1 million in 1998 compared to $5.2 million in 1997. The decrease in these expenses in 1998 is primarily attributable to the capitalization of costs to produce Certiva(TM) inventory for sale in the United States, and lower depreciation expense related to the use of an accelerated depreciation method in prior years. These decreases were offset by higher labor expenses, attributable primarily to an increase in the number of employees and to payments made under a licensing agreement. Costs attributable to Certiva(TM) production were expensed until regulatory approval was obtained in the third quarter of 1998.

           Research and development expenses were $4.7 million in 1998 compared to $4.9 million in 1997. The decrease is attributable primarily to lower depreciation expense related to the use of an accelerated depreciation method in prior years. This decrease was offset in part by higher building costs associated with the new 75,500 square foot leased facility and to increased expenses for patent filings. See "Liquidity and Capital Resources; Outlook," below.

           General and administrative expenses were $2.4 million in 1998 compared to $3.3 million in 1997. The decrease is primarily due to a non-recurring royalty payment made in 1997.

           Interest and dividend income decreased to $276,000 in 1998 from $739,000 in 1997. This reduction is due to a decrease in the average cash balance.

           Interest expense decreased to $1.6 million in 1998 from $1.7 million in 1997. The decrease is due to principal payments made on the equipment lease, as well as to the conversion of $2.5 million principal amount of convertible notes into common stock of the Company in December 1997.

           The factors cited above resulted in a net loss of $10.5 million or $0.32 per share in 1998 as compared to a net loss of $7.4 million or $0.23 per share in 1997. The weighted-average number of common shares outstanding was 32.2 million for 1998 compared to 31.6 million for 1997. The increase in the number of weighted-average shares outstanding for 1998 as compared to 1997 is attributable primarily to the exercise of stock options and the conversion of $2.5 million principal amount of convertible notes into 101,207 shares of common stock in December 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

           In 1998, the Company recognized $845,000 in revenue from product sales to SSI and $4.3 million under collaborative agreements. Revenue from collaboration agreements consists primarily of milestone payments and development funding under the Company's agreement with Abbott and to a lesser extent milestone payments under a supply and distribution agreement with Chiron. Revenue in 1997 consisted of $1.4 million from product sales to SSI and $7.7 million of revenue from collaborative agreements of which $6.0 million was from an agreement with Pasteur Merieux-Connaught.

           Production expenses were $14.3 million in 1998 compared to $13.9 million in 1997. The increase in these expenses in 1998 is primarily attributable to an increase in the number of production and service-related employees as the Company prepared for regulatory approval of Certiva(TM). The increase was offset in part by lower depreciation expense related to the use of an accelerated depreciation method in prior years and to the capitalization of Certiva(TM) inventory for sale in the United States following FDA approval. Costs attributable to Certiva(TM) production were expensed until regulatory approval was obtained.

           Research and development expenses were $13.3 million in 1998 compared to $14.5 million in 1997. The decrease is attributable primarily to lower depreciation expense related to the use of an accelerated depreciation method in prior years, reduced expenses for clinical trials, and reimbursements for expenses under a collaborative agreement. These decreases were offset in part by higher labor expenses as a result of an increase in the number of employees and higher building costs.

           General and administrative expenses were $7.2 million in 1998 as compared to $8.9 million in 1997. The decrease is primarily due to the recognition of a non-cash compensation expense of approximately $1.3 million and a non-recurring royalty payment both incurred in 1997, offset in part by higher labor expenses as a result of an increase in the number of employees.

           Interest and dividend income decreased to $1.2 million in 1998 from $2.5 million in 1997. This reduction is due primarily to a decrease in the average cash balance.

           Interest expense decreased to $4.8 million in 1998 from $5.1 million in 1997. The decrease is due to principal payments made on the equipment lease, as well as to the conversion of $2.5 million principal amount of convertible notes into common stock of the Company in December 1997.

           The factors cited above resulted in a net loss of $33.2 million or $1.03 per share in 1998 as compared to a net loss of $30.8 million or $0.97 per share in 1997. Without the effect of the $1.3 million non-cash compensation expense, the loss in 1997 would have been $29.4 million or $.93 per share. The weighted-average number of common shares outstanding was 32.1 million for 1998 compared to 31.6 million for 1997. The increase in the number of weighted-average shares outstanding for 1998 as compared to 1997 is attributable primarily to the exercise of stock options and the conversion of $2.5 million principal amount of convertible notes into 101,207 shares of common stock in December 1997.

Liquidity and Capital Resources; Outlook
----------------------------------------

           The Company recognized a net loss of $10.5 million in the third quarter of 1998 as compared to a net loss of $11.0 in the second quarter. The Company's cash requirement for operations was $9.7 million in the third quarter of 1998 as compared to $11.8 million in the second quarter of 1998. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under license, marketing, distribution and/or development agreements and further adjusted by the timing of proceeds from the sale of an investment in an affiliate.

           The decrease in cash requirements from the second quarter is attributable primarily to a semi-annual interest payment of $2.7 million on the 6.5% Notes made in May 1998. At September 30, 1998, the Company had cash and cash equivalents of approximately $14.7 million, of which $5.3 million is pledged as collateral under the letter of credit agreement described above, and investment securities in an affiliate with a market value of $1.1 million. The investment consisted of 125,000 shares of IVAX Corporation ("IVAX") common stock. The fair market value of such stock as of November 4, 1998 was approximately $1.2 million. This investment is volatile and therefore subject to significant fluctuations in value.

           The Company expects to incur a net loss of between $11 and $12 million in the fourth quarter of 1998 and that cash requirements for operations in that period are projected to be between approximately $11.5 and $12.5 million. The quarterly operating results and the cash requirements for operations projected for the fourth quarter are not expected to be materially different from those incurred in prior periods and will likely be primarily attributable to production costs for Certiva(TM); production costs for the Company's acellular pertussis vaccine for sale in Europe; production of investigational combination vaccines and conjugate vaccines for clinical investigations; costs incurred in preparing for and conducting clinical trials; and the semi-annual interest payment of $2.7 million on the 6.5% Notes paid on November 1, 1998. Costs incurred to produce Certiva(TM) for sale in the United States were expensed as incurred prior to FDA approval. Initial sales of Certiva(TM) made during the fourth quarter and into 1999 are expected to be made from existing inventory produced prior to regulatory approval. Accordingly, until such inventory is sold, the cost of goods to be reported by the Company will be lower than in subsequent periods. Beginning in the third quarter, production expenses for Certiva(TM) are capitalized in accordance with generally accepted accounting principles and recognized as expense when product is sold. Any production costs incurred in excess of net realizable value will be expensed in the quarter in which they are incurred. This paragraph contains forward looking statements and the factors which affect the actual cash required for operations will include: the production levels of vaccine product for commercial sale and clinical investigations; marketing costs associated with the launch of Certiva(TM) in the United States; timing of regulatory authorization to commence clinical investigations; timing for the commencement of planned clinical trials; and the level of expenditures for the Company's ongoing research and development program.

           The Company anticipates that it will incur quarterly net operating losses in 1999 based upon several factors. As described above, Abbott will market Certiva(TM) to private physicians and managed care markets in the United States for immunization of infants and children and the Company will market the product to government purchasers, including state governments and the CDC. Certiva(TM) has been launched by Abbott during the fourth quarter of 1998 and the Company initially anticipates limited revenues as the product is first introduced to U.S. pediatricians and other vaccine purchasers. This is a forward looking statement and the factors that affect the success of the commercial launch of Certiva(TM) include, among other things, the ability of Abbott and the Company's internal marketing organization to effectively position Certiva(TM) against competitive products and the Company's ability to manufacture and deliver products in accordance with customer orders. In this regard, the Company's manufacturing facility has limited production capacity based on the present size, configuration, equipment, processes and methods utilized to produce Certiva(TM). During the first three quarters of 1999, the Company expects that costs to produce Certiva(TM) and its acellular pertussis toxoid will exceed their respective net selling prices. The Company believes that unit production costs will be reduced significantly in late 1999, as the Company substantially increases production capacity and output from its existing facility. The Company has completed engineering designs, and is preparing to begin modifying its existing facilities and operations in a manner intended to enhance production capabilities and significantly expand production capacity and efficiency. These enhancements are presently scheduled to be completed in the latter half of 1999. Following completion of these enhancements, the Company believes it will produce Certiva(TM) in quantities sufficient to generate a gross margin based on current known pricing arrangements. The foregoing are forward looking statements and the factors affecting the ability of the Company to timely and efficiently expand its production capacity include, among others, the adequacy of engineering designs, the availability of needed equipment, the manufacturing experience with these enhancements, the timeliness of regulatory review of modifications, and the acceptability of such modifications to the applicable regulatory authorities. There can be no assurances that the Company's plans to increase production capacity and output will be effective or result in anticipated production efficiencies. Finally, the Company is continuing its development efforts for several products, including those covered by existing marketing, license and research agreements. Although the Company is entitled, under those agreements, to milestone payments upon achievement of prescribed events, there are no assurances that such milestone events will occur during 1999, or at all, or that any such payments will contribute materially to quarterly net operating results.

           Total capital expenditures for the first nine months of 1998 were $1.3 million. In March 1998, the Company leased an approximately 75,500 square foot facility to be used for research, development, general and administrative functions and for future expansion of the Company's operations. The Company received from the landlord a tenant improvement allowance of $1.4 million. In addition, the landlord committed an additional $1.8 million, if needed, under a line of credit to fund excess improvement costs. The Company has not drawn down under the line of credit and has not advised the landlord of any intention to do so. The Company currently anticipates that total capital expenditures to modify the facility would not exceed the $1.4 million tenant improvement allowance described above. In addition, as noted above, the Company has completed designs to expand manufacturing capacity and efficiency for its acellular pertussis toxoid and Certiva(TM). Total projected capital expenditures for 1998 for facilities' modifications, equipment, systems and other capital additions could range between $2 million to $4 million. The foregoing include forward looking statements. The amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation: the ultimate configuration of the proposed facility modifications and leasehold improvements, the equipment purchases required in order to expand the Company's production capacity, and the amount and timing of unanticipated costs to replace or repair existing equipment and systems in order to keep facilities operational and in compliance with regulatory requirements.

           Cash requirements for operations and capital expenditures for the remainder of 1998 and into 1999 are expected to be financed through a combination of: cash and cash equivalents (including the proceeds to be received by the Company upon completion of the sale of the 4.5% Notes); product sales; fees and payments from existing and/or new license, marketing, distribution and/or development agreements; the exercise of stock options; mortgage financing; lines of credit; and equipment leases. In order to maintain the Company's production, research, development and growth at present or increased levels, the Company anticipates that it will secure additional financing through the sale of debt and/or equity securities during the latter half of 1999. If such financing is not available to the Company, then the Company would reduce its cash requirements through significant reductions in operating levels. This paragraph contains forward looking statements, and there can be no assurances that the Company will be able to place debt or equity securities on favorable terms or in an amount required to meet its future cash requirements, or that the Company would be successful in reducing operating levels, or if operating levels are reduced, it would be able to maintain operations for any extended period of time.

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

Tax and Other Matters
---------------------

           ACCOUNTING AND TAX IMPACT OF CONSUMMATION OF SALE OF 4.5% NOTE ("OFFERING"). Under generally accepted accounting principles if the fair market value of the Company's Common Stock is greater than the conversion price of the 4.5% Notes on the date of issue, then the Company must recognize for accounting purposes a beneficial conversion feature by allocating a portion of the
Offering's proceeds to paid-in capital. The discount represented by an allocation to paid-in capital would be calculated as the difference between the fair market value per share of the Common Shares on the date the 4.5% Notes are issued and the conversion price for the 4.5% Notes, multiplied by the aggregate number of shares into which the 4.5% Notes would then be convertible. The discount also would be deemed an increase in the effective interest rate of the 4.5% Notes and would be reflected as a charge to interest expense. The discount would be amortized as interest expense over the period from the date of issuance of the 4.5% Notes to the date the 4.5% Notes first become convertible. Because the 4.5% Notes are immediately convertible, this would result in a one-time interest charge in the quarter in which the Offering closes.

           In addition, with recent amendments to the U.S. tax laws, the 4.5% Notes may be deemed to be disqualified debt instruments, such that the Company would not be permitted to deduct the annual $1.1 million interest payments for U.S. federal tax purposes. Under the new law, if there is a substantial certainty that the 4.5% Notes would be converted as of the date of issuance, they would be disqualified for deductibility purposes. In the near term, this would reduce the Company's net operating losses to be used to offset any future operating profits, and if the Company earns any operating profits while the 4.5% Notes are outstanding, the non-deductibility of the interest payments would effectively increase the Company's U.S. federal tax liability.

           OTHER TAX ISSUES. At December 31, 1997, the Company and its subsidiaries had income tax loss carry forwards of approximately $22.3 million to offset future Canadian source income and approximately $77.1 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

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

           In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 for 1997 and 1998. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at September 30, 1997 and 1998, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

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

Impact of the Year 2000 Issue On the Company
--------------------------------------------

           The Year 2000 issue is the result of some computers, software and other equipment, including computer code, in which calendar year data is abbreviated to only two digits. Management has initiated a company-wide program to prepare the Company's information systems for the year 2000. Based on a recent internal interim assessment, the Company believes that the principal management information system software that was recently purchased and is currently being implemented is designed to be Year 2000 compliant. However, there can be no assurances in this regard. The Company intends to test the system for Year 2000 compliance. The Company also uses various "off the shelf" software applications for the storage and analysis of various types of data and systems. Management is dependent on this software for day-to-day operations. The Company is currently in the inventory and assessment phases in which it is evaluating all such applications and systems, as well as embedded systems, in order to determine whether or not modifications or replacement will be necessary to achieve Year 2000 qualification. This is an ongoing process and the Company is unable at this time to assess the impact, if any, this assessment might ultimately have on the Company's systems and operations or its future financial position or results of operations. Upon completion of its assessment, the Company will commence any required remediation, beginning with its mission critical systems.

           The Company has not communicated with all of its significant suppliers to determine the extent to which the Company is vulnerable to failures by such third parties to remediate their own Year 2000 issues. The Company has not been advised by its suppliers that costs to obtain Year 2000 compliance will be passed on to the Company; however, there can be no assurances that such costs will not be passed through to the Company either directly or indirectly or, if passed through to the Company, the magnitude of such charges. The systems of other companies on which the Company's systems rely may not be timely converted. Accordingly, there are no assurances that the failure by such other companies' systems to achieve Year 2000 qualification, or qualify in a manner that is compatible to Company systems, would not have a material adverse effect on the Company. Upon completion of the assessment phase, the Company intends to develop contingency plans for various possible scenarios.

           The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for product it has sold. Based on the preliminary internal assessment, the Company has not identified any material costs or expenditures specifically related to modifications of information systems for Year 2000 compatibility. This internal assessment is a continuing process, consequently there can be no assurances that the Company will not be required to expend significant amounts on achieving Year 2000 qualification or that such expenditures will not have a material adverse affect on future results from operations or financial condition.

           The foregoing paragraphs contain forward looking statements and the factors affecting the impact of Year 2000 on the Company include, among others, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, unanticipated problems identified in the ongoing compliance assessment, and compliance of material third party suppliers and vendors.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

           Not applicable.


ITEM 5.    OTHER INFORMATION
           -----------------

           In September 1998, the Company reached an agreement-in-principle to complete a $25 million financing through the private placement of the 4.5% Notes, with net proceeds estimated at $24.6 million. When issued, the 4.5% Notes are convertible into shares of the Company's Common Stock at a conversion price of approximately $8.54 per share. The conversion price was set based on the average closing price of the Company's Common Shares for the twenty (20) day period preceding the date of the announcement of the agreement-in-principle. The measurement period for determining the conversion price began on August 26, 1998 and terminated on September 23, 1998. The closing prices of the Company's Common Stock during that period ranged from a low of $6.875 to a high of $11.25. The 4.5% Notes are to be secured by certain assets of the Company, will otherwise be subordinated in right of payment to all existing and future senior indebtedness of the Company, will not restrict the incurrence of future senior or other indebtedness of the Company and will be redeemable, in whole or in part, at the option of the Company on or after one year from the date of issuance at par, plus accrued interest to the redemption date. Upon a change in control, the Company will be required to offer to purchase all of the 4.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price will be payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The purchasers of the notes will include the principal shareholders of the Company, BioChem and Dr. Phillip Frost, which have agreed to purchase up to 36% and 17%, respectively, of the aggregate principal amount of the 4.5% Notes. The Company anticipates that the private placement of the 4.5% Notes will be consummated during the fourth quarter of 1998. This is a forward looking statement and the factors that affect the timely completion of the offering relate to the investors' receipt and acceptance of the definitive documents relating to the offering, and the outcome of the litigation described below. Any failure or delay in consummating the offering as a result of the litigation or otherwise would have a material adverse effect on the Company given the Company's present cash resources and anticipated cash requirements for operations.

           On October 21, 1998, the Company  announced the appointment of Randal
D. Chase, Ph.D. as the Company's President and Chief Executive Officer. Previously, Dr. Chase was the President and Chief Executive Officer of Pasteur Merieux-Connaught (Canada) from January 1996. He also served as a member of the Executive Committee for Pasteur Merieux-Connaught (Worldwide), as Chairman of Pasteur Merieux-Connaught (Mexico) and as a member of the Board of Directors of Rhone-Poulenc Canada. Prior to joining Pasteur Merieux-Connaught, Dr. Chase served as the President and Chief Executive Officer of Quadra Logic Technologies. Dr. Chase also serves on several outside boards, including the Board of New York General Hospital, BIOtech Canada and Innovations Foundations at the University of Toronto.

           On November 3, 1998, the Company was advised that Sharon Mates, Ph.D., a director of the Company and the Company's former president, initiated litigation in United States District Court, District of Maryland (Civil Action No. AW 98-3678) (the "Complaint") against the Company, two of its directors and BioChem. The claims against the Company seek principally the following: declaratory relief against the Company regarding the approval and consummation of the private placement of the 4.5% Notes; injunctive relief seeking to prevent the Company from consummating the private placement of the 4.5% Notes; injunctive relief against the Company relating to Dr. Mates' access to Company books and record and to her continued service as a director; declaratory relief regarding the termination of employment and removal as president of the Company; and claims against the Company alleging abusive discharge and defamation. The Complaint also seeks actual and punitive damages against the Company in an unspecified amount. The Company intends to vigorously contest and defend against these claims in this litigation. The Company believes that the claims against it are without merit and that the Company has meritorious defenses available to it. Accordingly, in the opinion of management, this lawsuit will not have an adverse effect on the Company. The foregoing are forward looking statements, and there can be no assurances that the Company will prevail in this litigation.

           In addition, the Complaint seeks declaratory and injunctive relief against Dr. Frost and BioChem arising out of alleged violations of the reporting requirements of Sections 13(d) and Rule 13d-1(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and unspecified damages from Drs. Frost and Bellini and BioChem for tortious interference with Dr.
Mates' business relations with the Company.

                           PART II. OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
               --------

               Exhibit No.   Description
               -----------   -----------

               27            Financial Data Schedule

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            NORTH AMERICAN VACCINE, INC.
                                   (Registrant)


                            By:    /s/ Randal D. Chase
                                   -------------------------------------
                                   Randal D. Chase, Ph.D.
                                   President and Chief Executive Officer


                            By:    /s/ Lawrence J. Hineline
                                   ------------------------
                                   Lawrence J. Hineline
                                   Vice President - Finance














Date: November 6, 1998