Form 10-K
period 1998-12-31
NORTH AMERICAN VACCINE INC
filed 1999-02-01
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
      (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-10451

                          NORTH AMERICAN VACCINE, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                  CANADA                           98-0121241
                  ------                           ----------
             (State or other jurisdiction of       (IRS Employer
             incorporation or organization)       Identification No.)

           10150 OLD COLUMBIA ROAD
             COLUMBIA, MARYLAND                        21046
             ------------------                        -----
           (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (410) 309-7100
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

               Title of each class        Name of each exchange which registered

       COMMON STOCK, NO PAR VALUE          AMERICAN STOCK EXCHANGE
       --------------------------          -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_
                                              -

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

 SPECIFIED  DATE -- JANUARY 26, 1999;  AGGREGATE  MARKET VALUE -- $  121,267,105

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF JANUARY 26, 1999 - 32,216,096

                      DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates by reference certain sections of the registrant's Proxy Statement to be furnished to shareholders pursuant to the Securities Exchange Act of 1934, as amended, in connection with the 1999 Annual Meeting of Shareholders of the registrant (the "1999 Proxy Statement").


                                TABLE OF CONTENTS

ITEM        DESCRIPTION                                                     PAGE
----        -----------                                                     ----


            PART I

1    Business..................................................................3
2    Properties...............................................................31
3    Legal Proceedings........................................................32
4    Submission of Matters to a Vote of Security Holders......................32

            PART II

5    Market for Registrant's Common Equity and Related Stockholder Matters....33
6    Selected Financial Data..................................................35
7    Management's  Discussion and Analysis of Financial Condition and
     Results of Operation.....................................................37
7A   Quantitative and Qualitative Disclosures About Market Risk ..............49
8    Financial Statements and Supplementary Data..............................49
9    Changes in and  Disagreements  with  Accountants on Accounting and
     Financial Disclosure.....................................................78

            PART III

10   Directors and Executive Officers of the Registrant.......................78
11   Executive Compensation...................................................78
12   Security Ownership of Certain Beneficial Owners and Management...........78
13   Certain Relationships and Related Transactions...........................78

            PART IV

14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........79

     Signatures...............................................................82

                                     PART I


ITEM 1.     BUSINESS
            --------

THE COMPANY

      INTRODUCTION. The Company is engaged in the research, development, production and sale of vaccines for the prevention of infectious diseases in children and adults. The Company's first product is a patented, novel monocomponent acellular pertussis (whooping cough) vaccine that the Company believes will significantly reduce the incidence of adverse reactions associated with the whole cell pertussis vaccines that it was designed to replace. The Company's acellular pertussis ("aP") vaccine has been combined with diphtheria and tetanus toxoids for use in a combination diphtheria-tetanus-acellular pertussis ("DTaP") vaccine marketed in the United States under the name Certiva (TRADEMARK). In July 1998, the Company received regulatory approval from the U.S. Food and Drug Administration ("FDA") to manufacture and market Certiva (TRADEMARK) in the United States for immunization of infants and children six weeks to seven years of age. The product launch for Certiva(TRADEMARK)commenced during the fourth quarter of 1998.

      FDA approval of Certiva(TRADEMARK)follows previous regulatory approvals in Europe of vaccines using the Company's acellular pertussis vaccine. The aP vaccine was licensed in Sweden in 1996 as a European formulation of Certiva(TRADEMARK)("Certiva(TRADEMARK)-EU") in infants and children and in 1997 as a stand-alone aP vaccine for children. Using Certiva(TRADEMARK)-EU as an "anchor" for combining additional pediatric vaccines, the Company and Statens Serum Institut of Copenhagen, Denmark ("SSI") have collaborated in the development of a combined diphtheria, tetanus, pertussis and enhanced, inactivated polio ("DTaP-IPV") vaccine. This vaccine has been on the market in Denmark since the first quarter of 1997. The Company has been advised that the regulatory authorities in Germany, Austria, Sweden and Finland have agreed to recognize the Danish marketing authorization for the DTaP-IPV vaccine and will issue national marketing authorizations in one or more of those countries in the near future. There can be no assurance that these national marketing authorizations will be issued in a timely fashion as the application process is principally the responsibility of the Company's European partners, over whom the Company has no control. In addition to these products, the Company has 14 other vaccines in various stages of development, including two other combination vaccines using Certiva(TRADEMARK)as an "anchor", as well as nine conjugate vaccines for the prevention of various bacterial diseases in children and adults.

      Vaccination against infectious disease is a primary component of pediatric, and an increasingly important element of adult health-care programs throughout the world. For example, in the United States, ten pediatric vaccines, including vaccines for the prevention of diphtheria, tetanus, pertussis and polio, are generally required by state immunization programs. The Company estimates that over 22 million doses of combination diphtheria, tetanus and pertussis vaccines were sold in the United States during 1996. The Company believes that a market of at least comparable size exists outside the United States. In the adult market, vaccinations, particularly of older persons, could lower the number of deaths annually in the United States from influenza, pneumonia and hepatitis B infections. In 1994, the United States Department of Health and Human Services estimated that the costs to society of diseases for which vaccines currently exist exceeded $10 billion each year. As a result, health-care providers, including managed care organizations, have increasingly recognized that immunization of adults is a cost effective method for preventing the incidence of disease and infection.

      CERTIVA(TRADEMARK). In July 1998, the Company received FDA approval to manufacture and market Certiva(TRADEMARK)in the United States for immunization of infants and children six weeks to seven years of age. The Company and its marketing partner, Abbott Laboratories ("Abbott"), commenced the commercial launch of the product during the fourth quarter of 1998. Abbott is marketing Certiva(TRADEMARK)to private physicians and managed care markets in the United States, and the Company is marketing Certiva(TRADEMARK)to government purchasers, including state governments and the U.S. Centers for Disease Control and Prevention ("CDC"). See "Risk Factors - No Assurance of Effective Marketing."

      Vaccination against diphtheria, tetanus and pertussis is mandated by most states for all children with a total of five doses administered at two, four, six and between 15 to 18 months of age and immediately prior to entering grade school. Prior to 1996, only combined diphtheria, tetanus and "whole cell" pertussis ("DTP") vaccines were approved for use in the United States for all recommended pediatric doses; however, within the past two years, Certiva(TRADEMARK)and three other DTaP vaccines have been licensed by the FDA for use in the pediatric immunization series. The Company believes that DTaP vaccines are now replacing the "whole cell" DTP vaccines and are preferred in the childhood immunization schedule recommended by the Advisory Committee on Immunization Practices ("ACIP") of the CDC and the American Academy of Pediatrics ("AAP").

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

      The Company holds exclusive licenses under United States and foreign patents on the aP toxoid and the method of its manufacture. Outside of the United States, Certiva(TRADEMARK)-EU, the European formulation of the DTaP vaccine, has been approved in Sweden since February 1996 and Denmark since April 1998. The Company also has been advised that the regulatory authorities in Germany, Austria and Finland have agreed to recognize the Swedish marketing authorization and will issue authorizations in one or more of those countries in the near future. There can be no assurance that these national marketing authorizations will be issued in a timely fashion as the application process is principally the responsibility of the Company's European partners, over whom the Company has no control. See "Products Under Development -- Acellular Pertussis Vaccines"; "Business Relationships."

      COMBINATION VACCINES. Using Certiva(TRADEMARK)as an "anchor" for combining additional pediatric vaccines, the Company is developing combination vaccines that may be administered in a single injection. The Company believes that, in many instances, these combination vaccines may replace stand-alone vaccines because combination vaccines will reduce the number of required injections, which could lower treatment costs and improve compliance with standard vaccination schedules.

      The Company's first combination vaccine is a DTaP-IPV vaccine developed in collaboration with SSI, which has been on the market in Denmark since the first quarter of 1997. The Company has been advised that regulatory authorities in Germany, Austria, Sweden and Finland agreed, under the European mutual recognition procedure, to recognize the Danish marketing authorization for the DTaP-IPV vaccine and the issuance of the national marketing authorizations in one or more of those countries is expected in the near future. The Company has appointed Chiron-Behring GmbH & Co. ("Chiron Behring") to market and distribute the DTaP-IPV product in Germany and Austria, and SSI holds all of the European product registrations and will market and distribute the product in the Scandinavian countries. There can be no assurance that these national marketing authorizations will be issued in a timely fashion as the application process is principally the responsibility of the Company's European partners, over whom the Company has no control.

      In the United States, the ACIP and AAP have issued a revised recommendation related to polio vaccination. A sequential schedule, including two doses of IPV followed by two doses of oral polio vaccination ("OPV") is now the preferred recommendation, although a four-dose OPV or four-dose IPV schedule is acceptable. The Company has filed an investigational new drug application with the FDA to conduct clinical trials with a Certiva(TRADEMARK)-IPV in the United States. The Company also is developing a DTaP-HIB vaccine that combines Certiva(TRADEMARK)with a vaccine against HAEMOPHILUS INFLUENZAE type b ("HIB") infections, as well as a DTaP-IPV-HIB vaccine. See "Products Under Development --Combination Vaccines."

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

      In May 1998, the Company announced that in the first of several Phase II clinical trials currently being conducted in infants and children in the United Kingdom, the Company's Group C meningococcal conjugate vaccine had been shown to be safe and immunogenic in infants as measured by immunologic response capable of inducing bactericidal activity. Previous studies have demonstrated a correlation between vaccine efficacy and its ability to generate immunologic response and to stimulate bactericidal activity. See "Products Under Development -- Conjugate Vaccines."

      COLLABORATIONS. To further develop and expand its technologies in pediatric and adult vaccines, the Company has established several relationships, including licenses and collaborations with pharmaceutical companies, universities and government agencies. Some of these institutions have provided funding for clinical trials and research, and conducted joint development projects with the Company. For example, the Company has entered into agreements with Pasteur Merieux Connaught to jointly develop the Company's new conjugate vaccine against Group B meningococcal infection for immunization of adults, adolescents and infants. See "Business Relationships."

      Moreover, to maximize market penetration for its first commercial products within the least amount of time, the Company currently is implementing a marketing strategy aimed at establishing marketing alliances in the United States and Europe with well-established local partners on a country-by-country basis. Toward this end, the Company has entered into marketing alliances for its DTaP and certain combination vaccines with SSI in Scandinavian, Baltic and certain other countries comprising its territory, Chiron Behring in Germany and Austria, and Abbott in the United States. See "Business Relationships."

      ORGANIZATION. The Company was incorporated as a Canadian corporation on August 31, 1989 for the purpose of acquiring American Vaccine Corporation, a publicly held Delaware corporation ("American Vaccine"), and certain assets of

BioChem, in a share purchase and merger transaction (collectively described as the "Merger"). On February 28, 1990, shareholders of American Vaccine approved the Merger. The Company had no operations prior to the Merger. Pursuant to the Merger, the shareholders of American Vaccine received 50% ownership in the Company. Simultaneously, BioChem purchased a 50% interest in the Company in exchange for cash, shares of BioChem common stock, and the license or assignment and transfer of certain rights and other intangible assets. See Item 13 - Certain Relationships and Related Transactions.

      The Company maintains its executive offices at 10150 Old Columbia Road, Columbia, Maryland 21046, and its telephone number is (410) 309-7100. Unless otherwise indicated or the context otherwise requires, references to the "Company" or to "North American Vaccine" contained herein are to North American Vaccine, Inc. and its consolidated subsidiaries.

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

PRODUCTS UNDER DEVELOPMENT

      The Company is focusing its research and development efforts on the vaccines set forth in Table 1 below. The Company spent $18.0 million, $19.9 million and $11.6 million on research and development of its products for 1998, 1997 and 1996, respectively. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation. The summary information included in Table 1 is provided solely for convenience of reference and is qualified in its entirety by the detailed discussion of each of the Company's products that follows. There can be no assurance that any of these vaccines will be developed successfully by the Company or licensed by the FDA or any other regulatory authority for commercial sale. See "Risk Factors-Need for Regulatory Approvals" and "Risk Factors-Uncertainties Related to Clinical Trials."


                           PRODUCTS UNDER DEVELOPMENT


    PRODUCTS                              DISEASE                                STATUS (1)
    --------                              -------                                ----------
ACELLULAR PERTUSSIS VACCINES

Certiva(TRADEMARK)                 Diphtheria,  tetanus  and            Licensed      in     United      States;
                                   pertussis (whooping cough)           Certiva(TRADEMARK) -   EU   licensed  in
                                                                        Sweden   and   Denmark,   and   national
                                                                        marketing   authorization   pending   in
                                                                        several European countries

aP....................... .....    Pertussis                            Licensed  in  Sweden  for  children  and
                                                                        young adolescents
Amvax(REGISTERED)........ .....    Tetanus, diphtheria and              Safety and immunogenicity clinical trial
                                   pertussis (adolescent/adult          being planned
                                   booster)

COMBINATION VACCINES

DTaP-IPV ................ .....    Diphtheria, tetanus, pertussis       Licensed in Denmark;  National marketing
                                   and polio                            authorization    pending    in   several
                                                                        European  countries;  IND filed for U.S.
                                                                        clinical trials

DTaP-HIB................. .....    Diphtheria, tetanus, pertussis       Preclinical;  U.S.  clinical trial being
                                   and meningitis                       planned

DTaP-IPV-HIB............. .....    Diphtheria, tetanus, pertussis,      U.S. clinical trial being planned
                                   polio and meningitis

CONJUGATE VACCINES

Group B Streptococcal.... .....    Neonatal sepsis and meningitis       U.S. Phase II clinical trials(2)

Group B Meningococcal.... .....    Meningitis                           U.S. clinical trial being planned

Group C Meningococcal.... .....    Meningitis                           Phase  II   clinical   trials   in  U.K.
                                                                        commenced  in infants and  children  and
                                                                        pending for  adolescents;  U.S.  Phase I
                                                                        clinical trial being planned
Group A/C Meningococcal.. .....    Meningitis                           Preclinical
Group A/B/C
Meningococcal............ .....    Meningitis                           Preclinical

HAEMOPHILUS INFLUENZAE
 type b.................. .....    Meningitis                           Preclinical;  U.S.  clinical trial being
                                                                        planned

Group A Streptococcal.... .....    Streptococcal pharyngitis (strep     Preclinical
                                   throat), skin infections, etc.

Pneumococcal (otitis media)....    Otitis media (middle ear infection)  Preclinical

Pneumococcal (pneumonia).......    Pneumococcal pneumonia               Preclinical

----------------------------------------------

(1)     Preclinical  development  denotes  work to refine  product  performance  characteristics  and to conduct studies  relating  to product  composition,  stability,  scale-up,  toxicity  and  efficacy in order to create a prototype  formulation in preparation for the filing of an investigational  new drug application or IND with the
FDA for authority to commence testing in clinical trials. Phase I-III clinical trials denote safety and efficacy tests in human patients in accordance with FDA guidelines as follows:

Phase I:          Safety, immunogenicity, and optimal dosage studies.

Phase II:         Detailed evaluations of safety,  immunogenicity and optimal dosage in limited number of subjects in target population.

Phase III:        Evaluation of safety and efficacy in expanded target population. See "Government Regulation."

(2)               Proof-of-principle  clinical  trials for  monovalent vaccine manufactured  by a third party utilizing technology licensed to the Company.


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

      Since the late 1940s, the widespread use of "whole cell" DTP vaccines led to a rapid decline in disease-related morbidity and mortality, especially in children. These "whole cell" DTP vaccines include the entire BORDETELLA PERTUSSIS bacterium that has been inactivated in the production process by heat or chemicals, and it is generally believed that the use of the "whole cell" BORDETELLA PERTUSSIS bacterium has been a leading cause of the adverse reactions associated with the existing "whole cell" DTP vaccines. These adverse reactions range from minor local reactions to more serious systemic reactions. Clinical trials have established that acellular pertussis vaccines should offer advantages over licensed "whole cell" pertussis vaccines with respect to improved tolerability and fewer serious adverse reactions. The Company believes that DTaP vaccines are now replacing the "whole cell" DTP vaccines and are preferred for all doses in the immunization schedule recommended by the ACIP and AAP. Currently, four DTaP vaccines, including Certiva(TRADEMARK), have been licensed by the FDA for use in the United States. In addition, one other firm has filed for regulatory approval in the U.S. for its DTaP vaccine. See "Products Under Development - Acellular Pertussis Vaccines - Certiva(TRADEMARK)" and "Competition."

      CERTIVA(TRADEMARK). In July 1998, the Company received FDA approval to manufacture and market Certiva(TRADEMARK) in the United States for use in infants and children six weeks to seven years of age. Abbott is marketing Certiva(TRADEMARK) in the United States to private physicians and managed care markets, and the Company is marketing Certiva(TRADEMARK) to government purchasers, including state governments and the CDC. The product launch of Certiva(TRADEMARK) by Abbott commenced during the fourth quarter 1998. See "Risk Factors - No Assurance of Effective Marketing."

      Certiva(TRADEMARK) combines the Company's proprietary monocomponent acellular pertussis vaccine with diphtheria and tetanus toxoids, for use as a combined DTaP vaccine in childhood immunization programs. The Company's acellular pertussis vaccine is unique and distinct from all other pertussis vaccines in that it contains only pertussis toxoid (I.E., pertussis toxin that has been purified and chemically inactivated by hydrogen peroxide), instead of the entire BORDETELLA PERTUSSIS bacterium or two or more of its components. In clinical trials, this single toxoid has been shown to induce immunity with fewer serious adverse reactions than the "whole cell" pertussis vaccine. The method of manufacture for this pertussis toxoid are the subject of United States and foreign patents licensed exclusively to the Company. See "Business Relationships."

      FDA approval followed prior European approvals of Certiva(TRADEMARK)-EU. In February 1996, a license was granted to the Company's European partner, SSI, to market in Sweden Certiva(TRADEMARK)-EU for all recommended doses for infants and children. Subsequently, regulatory applications were filed under the European mutual recognition procedures in other selected European countries based on the Swedish approval. In April 1998, Certiva(TRADEMARK)-EU was licensed in Denmark. The Company has been advised that the regulatory authorities in Germany, Austria and Finland have agreed to recognize the Swedish marketing authorization for Certiva(TRADEMARK)-EU and will issue national marketing authorizations in one or more of these countries in the near future. The Company has appointed Chiron Behring to market Certiva(TRADEMARK)-EU in Germany and Austria. SSI holds the European registrations, and holds the product and marketing rights in SSI's Territory. There can be no assurance that these national marketing authorizations will be issued in a timely fashion as the application process is principally the responsibility of the Company's European partners, over whom the Company has no control. See "Marketing of Vaccines" and "Business Relationships."

      AP VACCINE. In April 1997, the Company's stand-alone aP vaccine received regulatory and marketing authorization in Sweden. This approval expanded the indication in Sweden for the Company's aP vaccine to children previously vaccinated against diphtheria and tetanus, but who are still at risk for pertussis, and is intended to permit physicians to vaccinate older children and young adolescents against pertussis. The Company, directly or through one or more distributors, may seek regulatory approval for sale of the stand-alone aP vaccine for use in other European countries, although there can be no assurance that any additional such approval will be granted.

      The Company also believes that sale of a stand-alone acellular pertussis vaccine may be appropriate for adult booster immunizations. Adults are exposed to and may contract pertussis infections. They also are considered a significant reservoir of, and source of pediatric exposure to, pertussis. The Company participated in a safety and immunogenicity clinical trial at Baylor College of Medicine, which was completed in 1995, for the purpose of establishing the safety and immunogenicity of the aP vaccine as a booster in adults. This clinical trial was sponsored by the National Institute of Allergy and Infectious Diseases ("NIAID") of the National Institutes of Health, and the results of this study reveal that the Company's aP vaccine is highly immunogenic in adults with no vaccine associated severe adverse reactions. During 1997, the Vaccine and Related Biologics Advisory Committee to the FDA recommended that safety and immunogenicity trials alone would be adequate to support expanded indication of aP vaccines for adolescent and adult booster doses. The Company developed Amvax(REGISTERED), a combination of its adult formulation of a tetanus-diphtheria-acellular pertussis ("TdaP") vaccine for adults. The Company is presently considering sponsoring safety and immunogenicity adult clinical trials in the United States and Europe using Amvax(REGISTERED).

      COMBINATION VACCINES

      The Company is developing three combination vaccines using Certiva(TRADEMARK) as an "anchor." Additional vaccines would be added to Certiva(TRADEMARK) to form the combination vaccine. The Company anticipates that these combination vaccines will become generally acceptable because the ACIP/AAP recommended schedule for immunization against diphtheria, tetanus, pertussis, polio and HIB are compatible. Combination vaccines have a number of benefits, including fewer injections, lower anxiety for the parents and potential reduction of the number of required visits to the physician, thereby lowering costs and facilitating compliance with recommended and mandated immunization programs. The Company's combination vaccines under development are described below.

      DTAP-IPV VACCINE. The Company believes that a single vaccination program for diphtheria, tetanus, pertussis and polio can be established by combining an enhanced, injectable IPV with Certiva(TRADEMARK). The Company anticipates that a DTaP-IPV vaccine can become a generally accepted multivalent vaccine because the polio vaccination schedule is compatible with the DTaP vaccination schedule, and because a polio vaccination program that includes IPV has been accepted as both safe and efficacious. In the United States, the ACIP and AAP have issued a revised recommendation related to polio vaccination. A sequential schedule, including two doses of IPV followed by two doses of oral polio vaccination ("OPV"), is now the preferred recommendation. A four dose OPV or four dose IPV schedule also is acceptable.

      In September 1996, the Danish National Board of Health granted SSI regulatory approval to market a combined DTaP-IPV vaccine, which incorporates the Company's acellular pertussis toxoid, for all primary and booster doses in infants and children. This combination vaccine, was developed jointly by SSI and the Company, and has been on the market in Denmark since the first quarter of 1997. The Company has been advised that the regulatory authorities in Germany, Austria, Sweden and Finland, under the European mutual recognition procedures, have agreed to recognize the Danish marketing authorization for the DTaP-IPV vaccine and the Company presently anticipates that national marketing authorizations in one or more of these countries may be issued in the near future. The Company has appointed Chiron Behring to market the DTaP-IPV product in Germany and Austria. SSI holds the product registrations, and SSI will market the product, in SSI's Territory. There can be no assurance that these national marketing authorizations will be issued in a timely fashion as this application process is principally the responsibility of the Company's European partners, over whom the Company has no control. See "Marketing of Vaccines" and "Business Relationships."

      In addition, the Company in collaboration with Abbott has filed an investigational new drug application with the FDA to conduct Phase II clinical trials in the United States with a DTaP-IPV vaccine. There can be no assurance that the clinical trial will commence, that data from the clinical trials will support a regulatory filing or that any regulatory filings for the Certiva(TRADEMARK)-IPV will be accepted, or receive regulatory approval in a timely fashion or at all, by the FDA or other regulatory agencies. See "Government Regulation" and "Risk Factors - Need for Regulatory Approvals." See also "Business Relationships."

      DTAP-HIB VACCINE. The Company is developing a combined single injectable DTaP-HIB vaccine in stable liquid form for the prevention of diphtheria, tetanus, pertussis and infection caused by HAEMOPHILUS INFLUENZAE type b. Preclinical test results of the Company's DTaP-HIB vaccine demonstrated high immune responses for each of the components in the combined vaccine and showed no immunologic interference among the different components of the vaccine. The Company believes that the development of a safe and immunogenic DTaP-HIB vaccine is technologically feasible, and that a program utilizing that vaccine can become generally accepted for a number of the doses in the vaccination schedule because the vaccination schedules for diphtheria, tetanus, pertussis, and HIB are compatible. The Company is presently planning clinical trials for a Certiva(TRADEMARK)-HIB vaccine in the United States. See "Products Under Development - Conjugate Vaccines - HAEMOPHILUS INFLUENZAE Type b Vaccine" for a description of the Company's HIB vaccine. See also "Competition." The Company is collaborating with Abbott in the development of this vaccine. See "Business Relationships."

      DTAP-IPV-HIB VACCINE. The Company is also developing a combined single injectable DTaP- IPV-HIB vaccine in stable liquid form for the prevention of diphtheria, tetanus, pertussis, polio and infection caused by HIB. Preclinical test results of this vaccine demonstrated high immune responses for each of the components in the combined vaccine and showed no interference among the different components of the vaccine. The Company believes that the development of a DTaP-IPV-HIB vaccine is technologically feasible, and that a program utilizing that vaccine can become generally accepted for a number of the doses in the vaccination schedule because the vaccination schedules for diphtheria, tetanus, pertussis, polio and HIB are compatible. The Company is presently planning clinical trials of the Certiva(TRADEMARK)-IPV-HIB vaccine. See "Products Under Development - Conjugate Vaccines - HAEMOPHILUS INFLUENZAE Type b

Vaccine" for a description of the Company's HIB vaccine. The Company is collaborating with Abbott in the development of this vaccine. See "Business Relationships."

      CONJUGATE VACCINES

      In recent decades, vaccines have been developed for certain bacterial diseases using polysaccharides (long-chained sugars) that coat or encapsulate certain bacteria's outer membranes. While these polysaccharide vaccines have generally proven to be safe, many of them do not elicit an adequate immune response, particularly in infants whose immature immune systems do not recognize or respond to these polysaccharides. In an attempt to address this problem, the Company is utilizing proprietary conjugate vaccine technology to link (I.E., conjugate) polysaccharides to protein carriers, which serves to enhance the immunogenic properties of the polysaccharides by effectively carrying or showing the polysaccharide to the immune system. The Company believes that conjugate vaccines may prove as safe as and more effective than polysaccharide vaccines.

      The Company holds exclusive worldwide rights (excluding Canada) for the development, production and sale of vaccines against certain bacterial infections under a license granted by the National Research Council of Canada, a Canadian federal government agency ("NRC"), for certain conjugate vaccine technology. United States and, in some cases, foreign patents relating to this technology have been issued and applied for. The Company also holds, either as assignee or licensee, several other patents related to the development and manufacture of conjugate vaccines. The Company is developing conjugate vaccines for the diseases discussed below and, where appropriate, intends to combine certain of its conjugate vaccines with Certiva(TRADEMARK) and its DTaP-IPV vaccines. See "Products Under Development Combination Vaccines" and "Business Relationships."

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

      A vaccine against GBS infection, utilizing patented technologies that the Company has licensed from the NRC, the Brigham and Women's Hospital, and Harvard University, has been tested in proof-of-principle Phase I/II clinical trial conducted under the sponsorship of the NIAID. In that trial, the monovalent vaccine was well tolerated with minimal reactogenicity and no serious side-effects in healthy, nonpregnant women subjects. Antibodies elicited by immunization with different conjugate vaccine serotypes displayed protective activity IN VITRO and IN VIVO. In addition, the clinical investigators reported that the delivery of a GBS polysaccharide conjugate vaccine through maternal immunization may be a realistic approach to the prevention of perinatal GBS infection and that antibodies transported through the placenta to the fetus may confer protective immunity even to infants born prematurely between 34 and 37 weeks of gestation. Trials for monovalent GBS vaccines have been expanded. The Company is presently planning clinical studies for its multivalent conjugate vaccine coupled to a new and novel carrier protein in nonpregnant adolescent girls and women.

      MENINGOCOCCAL VACCINES. Meningitis is a serious infection involving the membranes surrounding the brain and spinal cord, which can lead to significant central nervous system damage in all age groups. In the United States, those most often stricken are children and young adults. Serogroups A, B and C of NEISSERIA MENINGITIDIS (meningococcus) cause a significant number of cases of meningitidis and systemic meningococcemia. The incidence of meningitis caused by Group A, B and C meningococcus varies from country to country, with Group B and C meningococcus accounting for nearly all disease in developed countries.

      Currently, a polysaccharide vaccine for the prevention of Group A and C meningococcal infections is licensed in the United States. This vaccine is predominantly used in the adult population and, in particular, is routinely administered to United States military personnel. This vaccine has not been demonstrated to be protective in children less than two years of age. In addition, there is currently no licensed conjugate vaccine for the prevention of Group B meningococcal infection.

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

      The Company has developed a Group B meningococcal conjugate vaccine utilizing a unique carrier protein which appears to reduce many of the previously reported problems associated with the development of an effective Group B meningococcal polysaccharide vaccine. At the end of 1995, the Company entered into agreements with Pasteur Merieux Connaught to jointly develop this conjugate vaccine. The two companies successfully collaborated in 1997 on preclinical primate studies for this Group B meningococcal conjugate vaccine that confirmed its safety and immunogenicity. These studies demonstrated that the conjugate vaccine made using the Company's proprietary technologies elicited IN VIVO superior bactericidal responses to another Group B meningococcal conjugate vaccine. In addition, the Company and Pasteur Merieux Connaught together are planning to file an investigational new drug application with the FDA to begin a Phase I clinical trial in adults. See "Business Relationships - Pasteur Merieux Connaught Agreements."

      The Company is also developing conjugate vaccines against Group A and C meningococcal disease and Group A/C and Group A/B/C meningococcal disease for adults and infants. The Company has completed preclinical development and testing of its Group A and Group A/C meningococcal conjugate vaccines, as well as a Phase I clinical trial of its Group C meningococcal conjugate vaccine in adults. The Company is presently participating in Phase II clinical trials of the vaccine in infants and children in the United Kingdom to assess the safety and immunogenicity of the vaccine, and expects to participate in a clinical study of the vaccine in U.K. adolescents. In May 1998, the Company announced that in the first of these Phase II trials, its Group C meningococcal vaccine had been shown to be safe and effective in infants as measured by immunological response capable of inducing bactericidal activity. Previous studies have demonstrated a correlation between vaccine efficacy and its ability to generate immunologic response and to stimulate bactericidal activity. The clinical development and testing of all of these vaccines are expected to take several years to complete.

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

      The Company has developed a conjugate vaccine against HIB for use in infants and children and for possible use in the Company's combination vaccines. See "Products Under Development - Combination Vaccines." The Company has completed its preclinical development of this vaccine. Three manufacturers are currently licensed by the FDA to sell HIB conjugate vaccines for use in all primary and booster doses. See "Competition."

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

      To maximize market penetration for its first commercial products within the least amount of time, the Company currently is implementing a marketing strategy aimed at establishing marketing alliances in the United States, Europe and other territories with well-established local partners on a country-by-country basis. Thereafter, the Company intends to develop, where appropriate and feasible, an internal sales force to succeed these alliances following expiration of the respective agreements. Toward this end, the Company has entered into marketing alliances for certain products in the United States and selected countries within Europe. The Company will continue to seek distribution, marketing, joint venture and similar arrangements with third parties in other territories and for other products where, in the judgment of the Company, such arrangements would be beneficial to the successful commercialization of its products. See "Business Relationships."

      In addition to establishing these commercial alliances, the Company has developed an internal marketing and sales organization, which commenced the product launch of Certiva(TRADEMARK) in the United States during the fourth quarter of 1998. In the United States, federal and state governments currently purchase a substantial portion of pediatric vaccines sold. The Company is marketing Certiva(TRADEMARK) directly to federal and state governments through established purchasing programs. In the fourth quarter of 1998, the Company began participating in the U.S. government's multiple contract awards for the purchase of its annual requirements of DTaP vaccine. Under these contracts, the Company and the other vaccine suppliers effectively are not guaranteed any minimum purchase requirements, but they are provided the opportunity to revise their contract proposals on a quarterly basis. The Company also is competing to supply Certiva(TRADEMARK) to state government programs. The foregoing are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements inherently involve risks and uncertainties that may affect the Company's business and prospects, including without limitation the effectiveness of product launch, nature of competition, effective marketing, and uncertainties relating to government purchasing policies, all as discussed under the heading "Risk Factors", below. See "Risk Factors - No Assurance of Effective Marketing" and "Risk Factors - Changes in Government Purchasing Policies."

      For financial information regarding the segments in which the Company operates, see Note 3 of the Notes to the Consolidated Financial Statements in
Item 8 - Financial Statements and Supplementary Data. All of the Company's sales are made in U.S. dollars. The backlog of orders believed to be firm for the Company's products was approximately $3.2 million and $1 million as of December 31, 1998 and 1997, respectively. The Company does not consider orders for any of the Company's products to be firm until such time as regulatory approval is obtained for each product.

      To successfully commercialize Certiva(TRADEMARK) in the United States, the Company will be required, among other things, to participate successfully in established purchasing programs of Federal and state governments, to establish an identity and reputation for the Company and its products, to create an awareness among pediatricians of the safety and efficacy of the vaccine, to distinguish the Company's products from those of its competitors, to establish the Company as an effective and reliable supplier of vaccines, to establish efficient and consistent production of sufficient quantities of vaccine and to establish effective distribution channels. There can be no assurance that the Company will be able to successfully market its vaccine products, that its existing business relationships will prove to be commercially successful, or that it will successfully negotiate and execute any additional commercial arrangements with third parties. See "Business Relationships," "Competition" and "Risk Factors - No Assurance of Effective Marketing."

BUSINESS RELATIONSHIPS

      PERTUSSIS LICENSE AGREEMENT. The process by which the Company's pertussis toxin is inactivated is the subject of a United States patent held by the United States Government, which has been licensed exclusively to the Company. The Company has exclusive rights for a term which, presently, is through the expiration date of the patent. The patent is scheduled to expire on August 9, 2005. The Company is required to pay the United States Government a royalty based on net sales of a vaccine that utilizes the patented technology. Foreign patent applications covering this technology have been filed and fourteen unexpired foreign patents are issued with expiration dates ranging from 2002 to 2009. The Company has acquired a royalty-bearing exclusive license for the use of the patented technology in all such foreign jurisdictions for the full term of the patents. See "Products Under Development - Acellular Pertussis Vaccines."

      CANADIAN GOVERNMENT LICENSE AGREEMENTS. The Company is the assignee under two license agreements between BioChem and the Canadian Government covering the conjugate technology being developed by the Company. These license agreements currently cover a total of thirty-three issued patents with expiration dates ranging from 2005 to 2016, and the Company and the Canadian Government have applied for additional patents, which, if issued, would be licensed to the Company under these agreements. The Company is required to pay the Canadian Government royalties on the sale of licensed vaccines. In the event of a change in control of the Company, the Canadian Government retains the right to terminate both agreements if it believes such change in control is detrimental to the Canadian Government. The Canadian Government also can terminate the license agreements if all reasonable efforts are not being used to exploit the technology commercially with due diligence. Under one license agreement, the Company has the exclusive worldwide rights (excluding Canada) for the development, production and sale of vaccines produced in accordance with the conjugate vaccine technology covered by the license. The vaccines covered include, among others, those against meningococcal, HAEMOPHILUS INFLUENZAE type b, Group B streptococcal and pneumococcal infections. The term of the license is co-extensive with the term of the patents. Currently, the last-to-expire patent licensed under this agreement is scheduled to expire in 2016. Under the second license agreement, the Company has the exclusive worldwide rights (excluding Canada) for the development, production and sale of a vaccine against Group B meningococcal disease produced in accordance with the licensed technology. The term of the license is co-extensive with the terms of the patents. Currently, the last-to-expire patent licensed under this agreement is scheduled to expire in 2016. See also "Products Under Development Conjugate Vaccines."

      STATENS SERUM INSTITUT SUPPLY AGREEMENTS. In 1991, the Company and SSI executed a supply agreement under which SSI is required to supply the Company with its requirements of diphtheria and tetanus toxoids to be used by the Company for developing, producing and selling the DTaP vaccine, either alone or as a combination vaccine. The Company has been using these diphtheria and tetanus toxoids in producing its DTaP vaccine. In the event SSI fails to continue to supply the Company with these components, the Company has a royalty-bearing license to produce the diphtheria and tetanus toxoids. The Company's right to purchase diphtheria and tetanus toxoids for sale of such products is exclusive in certain designated countries and nonexclusive in the rest of the world with the exception of SSI's Territory. The contract has a term of 20 years. The Company and SSI also have entered into another supply agreement pursuant to which the Company has agreed, on an exclusive basis, to supply SSI with the pertussis toxoid for combination with diphtheria and tetanus toxoids either alone or together with other antigens for sale in SSI's Territory.

      In February 1992, the Company signed two additional supply agreements with SSI. Under the first supply agreement, SSI has agreed, to provide the Company with diphtheria and tetanus toxoids for use as carrier proteins in the development and manufacture of the Company's conjugate vaccines. If SSI fails to continue to supply the Company with these components, the Company has a royalty-bearing license to produce diphtheria and tetanus toxoids for this purpose. Under the second supply agreement, the Company has agreed, to supply SSI with its conjugate vaccines that utilize SSI's diphtheria or tetanus toxoids as a carrier protein, solely for use by SSI in combination with DTaP and DTaP-IPV vaccines in SSI's Territory. SSI's right to market and sell these products is exclusive in SSI's Territory. These agreements have a term of 20 years.

      STATENS SERUM INSTITUT RESEARCH AND DEVELOPMENT AGREEMENT. In 1991, the Company entered into a research and development agreement with SSI under which the parties agreed to collaborate on the development of a DTaP-IPV vaccine. See "Products Under Development - Combination Vaccines." The agreement permits either party to add other antigens to the DTaP-IPV product. Once the Company obtains regulatory approval, and commences sales of the DTaP-IPV product, it will be required to make royalty payments to SSI. SSI is required to sell to the Company all of its requirements of IPV for the purpose of developing, producing and selling the DTaP-IPV product, either alone or together with other antigens. The contract has a term of 20 years.

      STATENS SERUM INSTITUT DISTRIBUTION AGREEMENTS. The Company has been designated the exclusive distributor in North America and the United Kingdom for SSI's diphtheria, tetanus and IPV vaccines. Additionally, SSI will be the exclusive distributor in various countries for the conjugate vaccines manufactured using the components supplied to the Company by SSI. These agreements were executed in February 1992, and each agreement has a term of 10 years.

      TECHNOLOGY TRANSFER AGREEMENT WITH BIOCHEM. In 1990, in addition to the conjugate vaccine technologies described above, BioChem transferred to the Company all rights to certain vaccine technologies and granted to the Company a paid-up exclusive right (excluding Canada) and license to other technologies for vaccine applications, including those relating to monoclonal antibodies, synthetic peptides and adjuvants. The licenses granted under this agreement generally will not terminate until the expiration of the last valid patent or copyright anywhere in the world for the licensed technologies or until the last portion of the technologies protected by trade secrecy enters the public domain everywhere in the world, whichever occurs last. Currently, this agreement covers one U.S. patent that expires in 2015 and two European patents which expire in 2011.

      PASTEUR MERIEUX CONNAUGHT AGREEMENTS. At the end of 1995, the Company entered into a clinical development agreement and a license agreement with Pasteur Merieux Connaught under which both parties will jointly develop the Company's new conjugate vaccine against Group B meningococcus for both adult and pediatric indications. Total fees and payments to the Company under these agreements would amount to $52 million upon achievement of all clinical and regulatory milestones. In addition, Pasteur Merieux Connaught will be responsible for all costs associated with the clinical development of the vaccine through the completion of Phase II clinical trials. See "Products Under Development - Conjugate Vaccines - Meningococcal Vaccines."

      Through December 31, 1998, the Company has received payments from Pasteur Merieux Connaught in connection with this project in the amount of $13 million. Further fees and funding will be made upon achievement of development, clinical and regulatory milestones. Total remaining fees and payments to the Company, upon achievement of all clinical and regulatory milestones, amount to $39 million. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Under the terms of the license agreement, Pasteur Merieux Connaught will hold co-exclusive world-wide rights to manufacture and sell the Group B meningococcal vaccine both as a stand-alone product and in combination with other vaccines. The Company will retain co-exclusive world-wide rights to manufacture and sell the Group B meningococcal vaccine both as a stand-alone product and in combination with other vaccines. With limited exceptions, neither party may grant sublicenses under the technology. Following first product approval,  the  Company  will  receive  annual  minimum  royalties  and  running royalties  on  product  sales by  Pasteur  Merieux  Connaught.  Pasteur  Merieux
Connaught is subject to diligence obligations in the development and commercialization of the vaccine. The obligations of Pasteur Merieux Connaught will be reduced in the event of a change of control of the Company involving certain specified corporations. Pasteur Merieux Connaught may terminate the agreement at any time with advance notice. The Company may terminate the license agreement upon Pasteur Merieux Connaught's default or its failure to meet its obligations under the clinical development agreement.

      Under the terms of the clinical development agreement, the parties will jointly develop the vaccine through Phase II clinical trials, and each party will have access to and the right to use the clinical trial results. Pasteur Merieux Connaught will be responsible for all costs associated with the clinical development of the Group B meningococcal vaccine through the completion of Phase II clinical trials. Pasteur Merieux Connaught's obligations will terminate upon a change of control of the Company involving certain specified corporations. Pasteur Merieux Connaught is subject to specific diligence obligations in the development and commercialization of the vaccine. Pasteur Merieux Connaught may terminate the agreement at any time with advance notice.

      ABBOTT LABORATORIES AGREEMENT. In October 1996, the Company and Abbott signed a definitive agreement under which Abbott would market Certiva(TRADEMARK) following FDA approval. The marketing agreement also will allow Abbott to market the Company's DTaP-IPV vaccine, and DTaP-HIB and DTaP-IPV-HIB combination vaccines under development.

      Abbott will market Certiva(TRADEMARK) and combination vaccines to private physicians and managed care markets in the United States for immunization of infants and children. The Company will market Certiva(TRADEMARK) and the combination vaccines to government purchasers, including state governments and the CDC.

      On execution of the agreement with Abbott, the Company received $13 million of which $6.3 million represented payment for 350,000 shares of the Company's Common Stock, and the balance represented a marketing fee and a clinical development payment. The Company and Abbott will collaborate in the clinical development of the combination vaccines, and Abbott has provided the Company with clinical development funding. The Company will receive payments upon achievement of prescribed milestones. The Company recognized $5.2 million of revenues under this contract in 1998, including a milestone payment associated with the FDA approval of Certiva(TRADEMARK). The agreement, as amended, provides for total payments of up to $40 million by Abbott, of which the Company has received $18 million through December 31, 1998. In addition, the Company has received revenues from Abbott as it purchases Certiva(TRADEMARK) and will receive additional revenues as Abbott purchases combination vaccine products for resale to the private pediatric market. Each party is subject to prescribed diligence obligations. The agreement will expire on the expiration of the patents covering the products to be marketed. In addition, Abbott may terminate the agreement at any time with advance notice. See Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of Operation.

      OTHER RELATIONSHIPS. The Company holds licenses and other rights to additional technologies that the Company is researching and/or developing jointly with various research institutions. In addition, the Company is in various stages of discussions with third parties, including multinational pharmaceutical companies, regarding various business arrangements, including acquisitions, licensing, research and development, distribution, marketing, joint venture and other business agreements. There are no assurances that the Company will successfully negotiate and sign any such agreement or that, if executed, the financial terms of any such agreement will be significant.

COMPETITION

      Competition in the vaccine industry is intense. The Company faces competition from many companies, including a number of large companies and specialized firms in the United States and abroad that are engaged in the development and production of vaccines, and major universities and research institutions. Many of the Company's competitors have substantially greater financial and other resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, greater operating experience, larger research and development and marketing staffs, and greater production capabilities than those of the Company. The Company believes that the principal competitive factors in the vaccine industry are product quality, measured by the safety and efficacy of a vaccine product, ease of administration (represented by combination vaccines and vaccines that are stable in liquid form) and price. See "Marketing of Vaccines."

      The Company believes that its principal competitors in the United States are Wyeth-Lederle (a subsidiary of American Home Products), Merck & Co., SmithKline Beecham plc, and Pasteur Merieux Connaught, most of which are active in the development of acellular pertussis, combination and conjugate vaccines. For example, over the past three years, three companies announced that they had received FDA approval for their DTaP vaccine for infants and children. In addition, to the extent that these competitors are successful in developing and marketing combination vaccines that include DTaP vaccines, these combination vaccines may gain market share at the expense of stand-alone DTaP vaccines, including Certiva(TRADEMARK). One of these competitors has announced that the FDA licensed a vaccine that combines by reconstitution that company's HIB vaccine with its DTaP vaccine for administration at 15-18 months of age and that it continues to seek FDA approval for administration of this combination vaccine at two, four and six months of age. Another competitor has reported that it is in clinical trials for a DTaP-Hib combination vaccine. In addition, several competing DTaP vaccines and certain combination vaccines incorporating DTaP, IPV and/or HIB vaccines have been licensed for sale outside of the United States. See "Risk Factors Competition and Technological Change."

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

GOVERNMENT REGULATION

      The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local authorities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, advertising, promotion, export, and marketing of the Company's products. In the United States, FDA regulates human vaccine products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other laws.

      The steps required before a human vaccine product may be approved for marketing in the United States generally include: (i) preclinical laboratory and animal testing; (ii) submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence; (iii) human clinical trials and other studies to establish the safety and efficacy of the product; (iv) the submission to the FDA of license applications; (v) FDA review of the license applications; and (vi) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with Good Manufacturing Practices ("GMP"). The testing and approval process requires substantial time, effort and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. See "Risk Factors -- Government Regulation; Regulatory Approvals."

      Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess its safety, immunogenicity, and potential efficacy. The results of preclinical tests, together with the manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions. If it does, the FDA's concerns and questions must be resolved before clinical trials can proceed.

      Clinical trials involve the administration of the investigational new vaccine to healthy volunteers or to patients, under the supervision of a qualified investigator. Clinical trials are conducted under protocols that detail the objectives of the study and the parameters to be used to monitor efficacy and safety. Each clinical study must be reviewed by an independent Institutional Review Board ("IRB"), and the IRB must approve the study before it begins. In its review, the IRB will consider, among other things, ethical factors and the safety of human subjects.

      Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the vaccine into human subjects (usually healthy volunteers), the vaccine is tested for safety (adverse effects), optimal dosage, and its ability to induce an immune response (immunogenicity). Phase II involves studies in limited target patient populations to further evaluate immunogenicity and optimal dosage, and to identify possible adverse effects and safety risks. Phase III clinical trials are undertaken to evaluate clinical efficacy or some measure thereof and to further test for safety within an expanded target patient population, usually at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing of any of the Company's products will be successfully completed within any specific time period, if at all, or, that if they are completed, that the results of the trial will be sufficient to serve as the basis of a license application submission to the FDA. Furthermore, FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects in the trial are being exposed to an unacceptable health risk. See "Risk Factors -- Uncertainties Related to Clinical Trials."

      The results of preclinical testing and clinical trials, together with detailed information on the manufacture and composition of a product, are submitted to the FDA in the form of both a Product License Application ("PLA") and Establishment License Application ("ELA") requesting approval to market the product. Pursuant to the Food and Drug Modernization Act, FDA has proposed to combine the PLA and ELA into a Biologics License Application ("BLA"). Until that proposal is made final, companies will continue to submit a PLA/ELA. The PLA describes the results of clinical and pre-clinical studies; the ELA describes the facilities, equipment, and personnel involved in the manufacturing process. The FDA may deny a BLA or PLA/ELA if applicable regulatory criteria are not met, require additional testing or information, and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Before approving a BLA or PLA/ELA, FDA will inspect the facilities at which a product is manufactured, and will not approve the product unless GMP compliance is satisfactory.

      Both before and after approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, the BLA or PLA/ELA review process, or thereafter (including after approval), may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, seizure, injunction, and/or the imposition of criminal penalties against the license holder. For example, each holder of an IND or FDA license is required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to GMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, moneys, and effort in the area of production and quality control to maintain GMP compliance. In addition, discovery of problems may result in restrictions on a product, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

      The Company will also be subject to a variety of foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval.

      Requirements similar to FDA's are also in effect in the European Union and other foreign countries where the Company has applied or may apply for regulatory approval for clinical studies and/or marketing of its vaccines. The Company's research and operations also are subject to regulation by the Occupational Safety and Health Agency, the Environmental Protection Agency, the Department of Agriculture, and the Department of Transportation. The Company also is subject to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other regulatory statutes, and may in the future be subject to other federal, state, local or foreign regulations. The Company's compliance with laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment, does not have a material effect on the ongoing operations of the Company. The Company has not made any material expenditures for environmental control facilities, nor does it anticipate any such expenditures during the current fiscal year.

RAW MATERIALS

      Laboratory supplies utilized in the Company's research, development generally are available from several commercial suppliers under standard terms and conditions. Most raw materials necessary for process development, scale-up and commercial manufacturing are generally available from multiple commercial suppliers. However, certain processes require raw materials from sole sources or materials that are difficult for suppliers to produce and certify to the Company's specifications. In addition, the Company may experience temporary or permanent shortages of critical raw materials necessary for continued production of its vaccines. Accordingly, given the specific nature of, and critical need for, certain raw materials, there is a risk that material shortages could delay production efforts, adversely impact production costs and yields, and even necessitate the use of substitute materials. Any of these events could have a significant adverse impact on the Company's operations. See also "Risk Factors - Dependence on Suppliers."

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

      The testing and marketing of vaccine products involve an inherent risk of product liability. The Company has limited product liability insurance coverage. There can be no assurance that adequate additional insurance coverage will be available at acceptable cost, if at all, or that a product liability claim would not materially adversely affect the Company's business or financial condition. If not covered by insurance, the Company faces potential liability that could be substantial in the event of claims.

EMPLOYEES

      As of December 31, 1998, the Company had 308 full-time employees of whom 35 have Ph.D. degrees and two have M.D. degrees. Of these employees, 191 were engaged in research, development and production activities, 38 were engaged in administration, and 79 were engaged in quality/regulatory and related aspects of the Company's operations. The Company considers its relationship with employees to be satisfactory.

RISK FACTORS

      IN ADDITION TO THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K, READERS SHOULD CONSIDER THE FOLLOWING RISK FACTORS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS COVERED BY THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION.

      LACK OF PROFITABILITY. The Company has operated at a loss since its inception and its net loss for the year ended December 31, 1998 was approximately $56.6 million. The Company expects additional losses during 1999, and there can be no assurance that the Company will become profitable thereafter. To become profitable, the Company must:

      . timely and efficiently expand production capacity and output for its acellular pertussis vaccine products,
      .     increase  commercial  sales  of   Certiva(TRADEMARK)   and  products
            licensed in Europe,
      . obtain regulatory approvals for new products and produce and market those products efficiently, successfully and in sufficient quantities, and
      . obtain milestone and other payments under existing and new collaborative agreements.

See "Risk  Factors - No Assurance of Effective  Marketing,"  "Risk Factors Risks
Associated  with  Limited  Production   Capacity"  and  Item  7  -  Management's
Discussion and Analysis of Financial Condition and Results of Operation.

      RISK ASSOCIATED WITH LACK OF AVAILABILITY OF CAPITAL. To maintain the Company's production, research, development and growth at current levels, present cash and cash equivalents, expected product sales of Certiva(TRADEMARK) and the Company's other products, and revenues from existing collaborative agreements are not expected to provide sufficient cash to fund the Company's operations, debt service payments and capital expenditures in 1999 and into 2000. As a result, the Company intends to: enter into new license, marketing, distribution and/or development agreements that are currently under active discussion; liquidate its investment securities; enter into a sale and lease-back of the Company's one owned facility; and obtain one or more lines of credit, which may be secured by accounts receivable, inventory or other assets of the Company. The Company believes that it may meet 1999 cash requirements for operations through these efforts, although there are no assurances in this regard. This is a forward looking statement and the factors that will determine whether the Company will require additional funding include, without limitation, the amount and timing of product sales, the amount and timing of payments under existing and new collaborative agreements and the amount of any proceeds from other previously identified funding sources.

      If the Company is unable to complete one or more of these transactions and/or proceeds from the transactions are inadequate, the Company would be required to obtain additional funding through the sale of debt and/or equity securities. The Company has no current plans, agreements, commitments, arrangements, or understandings relating to the placement or issuance of any securities. During the course of the year, the Company will evaluate its need for additional debt or equity financing to meet its cash requirements for 1999 and 2000. If the Company determines that such additional financing is required but is not available, then the Company would have to reduce its cash requirements through significant reductions in operating levels. There can be no assurances that the Company will be able to obtain debt or equity financing on favorable terms or in amounts required to meet future cash requirements, or that the Company, if necessary, would be successful in reducing operating levels, or that if operating levels are reduced, the Company would be able to maintain operations for any extended period of time. See Item 6 - Selected Financial Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      NO ASSURANCE OF EFFECTIVE MARKETING. The Company is now implementing its initial marketing and sales plan for Certiva(TRADEMARK) in the United States. The Company markets Certiva(TRADEMARK) to government purchasers and, through a distribution agreement with Abbott, markets Certiva(TRADEMARK) to private physicians and managed care organizations. There can be no assurance that the Company or Abbott will successfully implement their respective sales and marketing strategies.

      Factors affecting successful commercial launch of the Company's vaccines in the United States include:

      . establishing an identity and reputation for the Company and its products,

      . increasing awareness among pediatricians of the safety and efficacy of the Company's vaccines,

      .     distinguishing the Company's products from those of its competitors,

      . establishing the Company as an effective and reliable supplier of vaccines,

      . establishing efficient and consistent production of sufficient quantities of vaccine, and

      .     establishing effective distribution channels.

      In addition, the Company has entered into supply, marketing and distribution agreements with third parties under which these parties have agreed to market certain of the Company's products, such as Certiva(TRADEMARK)-EU and the DTaP-IPV vaccine, in designated territories. As a result of this arrangement, the Company's revenues from product sales in Europe and other territories depend upon the timing, implementation and effectiveness of the sales, marketing and distribution efforts of others. In addition, the Company may not be successful in negotiating and executing marketing and/or distribution agreements with any other third parties and these other third parties may be unable to market the Company's products successfully. See "Business -- Business Relationships."

      RISKS ASSOCIATED WITH LIMITED PRODUCTION CAPACITY. The Company's manufacturing facility has limited production capacity based on the present size, configuration, equipment, processes and methods used to produce its products. In addition, production expenses are mainly fixed and consist primarily of expenses relating to the operation of its production facilities and maintaining a ready work force. Further, from time to time, the Company experiences disruptions and production failures. These disruptions and failures increase unit production costs as units are lost in the production process. These factors have contributed to higher production costs for the Company's acellular pertussis products, which costs currently exceed their respective net selling prices. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      The Company is addressing this issue by modifying its existing facilities and operations in a manner intended to significantly expand production capacity and efficiency. These enhancements are presently scheduled to be completed in the latter half of 1999, although there are no assurances in this regard. Following completion of these enhancements, the Company believes that the manufacturing facility will have substantially increased production capacity and output, that unit production costs will be reduced significantly and that Certiva(TRADEMARK) will be produced in sufficient quantities and efficiencies to generate a gross profit based on current known pricing arrangements, current competitive environment and projected mix of customer purchases.

      The previous paragraph includes forward looking statements and, the Company's ability to timely and efficiently expand its production capacity depends, in large part, upon the following:

      .     adequacy of engineering designs,
      .     availability of needed equipment,
      .     manufacturing experience with these enhancements,
      .     timeliness of regulatory review of modifications, and
      .     acceptability  of  the   modifications   to  applicable   regulatory
            authorities.

      The Company's plans to increase production capacity and output could be ineffective or may not result in production efficiencies that cover future production costs. Failure to increase production capacity and output could limit the Company's ability to meet market demand or achieve profitability. See Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operation.

      RISKS ASSOCIATED WITH MANUFACTURING AND SCALE-UP. The production of vaccines is a highly complex, biological process involving many steps from seed culture through final production. Thus, the Company's production process could fail or become subject to substantial disruptions that impede its ability to meet production requirements.

      From time to time, the Company experiences disruptions and production failures. There is no assurance that the Company can adequately address such failures or that production failures will not continue in the future. These disruptions and failures:

      .     limit the Company's production capacity,
      .     increase its  production  costs,  which would  affect the  Company's prospects for profitability, and
      .     could have a negative impact on the Company's  existing licenses for its products and delay or inhibit its ability to obtain additional regulatory approvals for its products.

In addition, the Company may not consistently produce its vaccines in quantity and quality sufficient to achieve competitive commercial sales or profitability.

      The Company's manufacturing operations for Certiva(TRADEMARK) and its acellular pertussis vaccine are located principally in one facility. Any condition or event that adversely affects the operation of this facility would have a material adverse effect on the Company's financial condition and future results of operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      RISK RELATED TO SIGNIFICANT LEVEL OF INDEBTEDNESS. The Company currently has a significant level of indebtedness. As of December 31, 1998, the Company's consolidated indebtedness and capitalized lease obligations were approximately $112.8 million, including $83.7 million of 6.5% Convertible Subordinated Notes ("6.5% Notes") and $25 million of 4.5% Convertible Secured Notes ("4.5% Notes").

      This level of indebtedness could have material consequences for the Company such as:

      . impairing the Company's ability to obtain additional financing for working capital, capital expenditures, and general corporate or other purposes, and

      . limiting the availability of a substantial portion of the Company's cash flow from operations, as it will be dedicated to the payment of the principal and interest on its indebtedness.

      The Company's ability to service its indebtedness will depend upon its future operating performance and the availability of capital. The Company may not generate sufficient increases in cash flow from operations to service its indebtedness. In that case, the Company could attempt to refinance such indebtedness. There can be no assurance, however, that any refinancing would be available to the Company. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      RISK OF FORECLOSURE OF COLLATERAL FOR 4.5% NOTES. The 4.5% Notes are secured by a pledge of collateral, which includes certain of the Company's equipment and other assets at the Company's principal manufacturing facility and the Company's ownership rights in U.S. Patent No. 5,425,946, entitled "Vaccines Against Group C NEISSERIA MENINGITIDIS" (the "Patent"). If the Company defaulted on its obligations under the 4.5% Notes and the holders of these notes foreclosed on the collateral, the Company's ability to operate its business may be substantially impaired.

      DEPENDENCE ON SUPPLIERS. While the Company produces the pertussis component of Certiva(TRADEMARK), it has purchased, and intends to continue to purchase, required diphtheria and tetanus toxoids from SSI and enhanced IPV from SSI and another supplier. These suppliers may not fulfill the Company's requirements, their components may not be supplied on commercially reasonable terms, or they may experience difficulties in obtaining necessary regulatory approvals or disruptions in their production of diphtheria and tetanus toxoids or IPV. Any of the foregoing could significantly affect the Company's operations.

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

      In addition, the Company has contracted with third parties for certain product testing and for the sterile fill, labeling and packaging of its vaccine products. Failure of any such contractor to meet the Company's requirements could have a material adverse effect on the Company, may involve costly delays and significant expense, and would require additional regulatory approval as the Company seeks alternative arrangements.

      COMPETITION AND TECHNOLOGICAL CHANGE. Competition in the vaccine industry is intense. Competitors of the Company both in the United States and internationally include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of these competitors are actively developing competing vaccines.

      Three competitors have received FDA approval for their DTaP vaccine for use in infants and children. If these competitors are successful in developing and marketing combination vaccines that include DTaP vaccines, then these combination vaccines may gain market share at the expense of stand-alone DTaP vaccines, including Certiva(TRADEMARK). One of those competitors has announced that the FDA licensed a vaccine for administration at 15-18 months of age that combines that company's HIB vaccine with its DTaP vaccine by reconstitution. This same competitor is also seeking FDA approval for administration at two, four and six months of age. Another competitor has reported that it is in clinical trials for a DTaP-HIB combination vaccine. In addition, several DTaP vaccines and DTaP combination vaccines are licensed for sale outside of the United States.

      Many of these competitors have substantially greater resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, greater operating experience, larger research and development and marketing staffs, and greater production capabilities than the Company. These factors may be particularly advantageous because the vaccine industry is subject to significant technological change.

      The Company's competitors could also gain a competitive advantage by designing around the Company's patents, and developing technologies and products that are as or more effective than any that have been or are being developed by the Company. They could also develop technologies and products that would render the Company's technology and products obsolete and noncompetitive.

      CHANGES IN GOVERNMENT PURCHASING POLICIES. Children in the United States receive immunizations from private providers and public providers, such as local health departments. Immunizations provided by public providers are generally funded through federal and state government public health programs. Government purchases historically have been at prices substantially below those offered to the private sector and presently account for a substantial portion of the vaccine doses distributed in the United States. In the United States, federal and state governments historically have purchased DTaP and other vaccines from multiple suppliers. There can be no assurances that this practice will continue.

      From time to time, legislative and regulatory initiatives are proposed that, if adopted, could significantly modify government vaccine programs. These initiatives could materially affect the federal government's purchasing authority, the contract award process, or the funding available for government vaccine purchases. The Company is unable to predict which legislative initiative, if any, will ultimately be enacted or the effect any such initiative may ultimately have on the Company's business or results of future operations. In addition, proposals for health-care, insurance and tax reform may be considered in the future by federal and state governments and some of these proposals, if adopted, may limit government or third-party, private reimbursement policies, or prices charged by pharmaceutical and vaccine manufacturers for their products.

      GOVERNMENT REGULATION; REGULATORY APPROVALS. The Company's vaccine products, product development activities and manufacturing facilities and processes are subject to extensive and rigorous regulation by the FDA. FDA regulation includes preclinical and clinical testing requirements and inspection and approval processes. To date, the Company has received FDA approval for only one product.

      Approval of the Company's products for commercial introduction in the United States currently requires both a license for each product and a license for each production facility. Obtaining licenses can be costly and time consuming. There can be no assurance that the licenses will be granted, or that FDA review will not involve delays that would adversely affect the Company's ability to market products. There also can be no assurance that any products under development by the Company will demonstrate the safety or efficacy profiles necessary for regulatory approval, or that the Company's products under development or its production facilities will receive the requisite regulatory approvals and licenses in a timely fashion or at all.

      Moreover, FDA-granted licenses may impose limitations that affect the commercialization of the product, including limitations on product use and requirements for post-licensure testing. The FDA can withdraw approvals at any time by following appropriate regulatory procedures. The FDA can also limit or prevent the manufacture or distribution of the Company's products both in the United States and abroad and can require recalls of products. FDA regulations depend heavily on administrative and scientific interpretation and advisory committee determinations. Such interpretations, with possible prospective and retroactive effect, could adversely affect the Company.

      In addition, the FDA and various state agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations, including manufacturing, testing, recordkeeping, quality control and labeling practices. If such entities find that the Company is in material violation of these regulations, the Company could be subject to, among other things, product recalls, suspensions or withdrawals of licenses, revocation or suspension of export authorizations, and denials of any pending applications.

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

      PATENT PROTECTION AND PROPRIETARY INFORMATION. Traditionally, the vaccine industry has placed importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. The Company believes that this protection will be an important factor in its success and may require the expenditure of substantial resources.

      Many companies, universities and research institutions have applied for and/or obtained patents for vaccine products and technologies that may be competitive or inconsistent with those held by or licensed to the Company. No assurances can be given that the degree and range of protection of any patents will be sufficient, that additional patents will be issued to the Company, or that the Company will not infringe upon patents granted to others. Further, others have or may independently develop or otherwise properly gain access to technology or information that is substantially similar to that which is unpatented yet considered proprietary by the Company.

      The Company also may desire or be required to obtain licenses from others to effectively develop, produce and market commercially viable products. Failure to obtain those licenses could have a significant adverse effect on the Company's ability to commercialize its vaccine products. There can be no assurance that the Company can obtain these licenses on commercially reasonable terms, if at all, that the patents underlying these licenses will be valid and enforceable or that the proprietary nature of the unpatented technology underlying these licenses will remain proprietary.

      There has been, and the Company believes that there may be in the future, significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in this type of litigation, it could consume substantial resources.

      RISK OF PRODUCT LIABILITY AND LIMITED INSURANCE. The testing and marketing of vaccine products involve an inherent risk of product liability. The Company has limited product liability insurance coverage. There can be no assurance that adequate additional insurance coverage will be available at acceptable cost, if at all, or that a product liability claim would not materially adversely affect the Company's business or financial condition. If not covered by insurance, the Company faces potential liability that could be substantial in the event of claims.

      DEPENDENCE ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL. The Company's success in developing marketable products and achieving a competitive position will depend, in part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense. No assurance can be given that the Company will continue to attract or retain such personnel. The loss of key personnel could adversely affect the Company.

      DIVIDENDS AND TAXATION. The Company has never paid cash dividends on its Common Stock. The Company intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Moreover, any profits earned by the Company's U.S. subsidiary will be declared and paid as a dividend to the Company, and the Company will in turn declare and pay a dividend to its shareholders. Each such dividend would be subject to a withholding tax. See Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, and
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      IMPACT OF BECOMING A PASSIVE FOREIGN INVESTMENT COMPANY. If more than a certain percentage of the Company's assets or income becomes passive, the Company would be classified as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes. As a result, U.S. taxpayers who receive certain dividends from the Company or who sell shares of the Company's Common Stock would be subject to additional federal income tax. There are no assurances that the Company will continue to be successful in avoiding PFIC classification. See Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      VOTING CONTROL BY PRINCIPAL SHAREHOLDERS. The principal shareholders of the Company, BioChem and Dr. Phillip Frost, either directly or through affiliates, are parties to a Shareholders' Agreement requiring, among other things, that the Company's Common Stock covered by the agreement be voted together for the election of directors. As of December 31, 1998, these principal shareholders beneficially owned approximately 20.7 million shares of the Company's outstanding Common Stock, which represented approximately 54.6% of the then outstanding shares of the Company's Common Stock. See Item 13 - Certain Relationships and Related Transactions.

      VOLATILITY OF STOCK PRICE. The market prices for securities of many biotechnology and pharmaceutical companies, including the Company, have been highly volatile. Many factors have historically had, and are expected to continue to have, a significant impact on the Company's business and on the market price of the Company's securities, including:

      .     financial results,
      .     announcements  by the  Company and others  regarding  the results of regulatory approval filings, clinical trials or other testing,
      .     technological  innovations or new commercial products by the Company or its competitors,
      .     government regulations,
      .     developments concerning proprietary rights,
      .     public concern as to safety of vaccine and pharmaceutical  products,
            and
      .     economic or other external factors.

      SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of the Company's Common Stock in the public market following the exercise of options or the conversion of convertible securities could have an adverse effect on the price of the Company's securities. If either of the two principal shareholder groups decides to sell a substantial number of shares of the Company's Common Stock, these sales could significantly increase the volatility of the market price of the Company's issued and outstanding securities. In addition, one of the principal shareholders has registration rights for the shares of the Company's Common Stock that it owns.

      YEAR 2000 ISSUES. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management has initiated a Company-wide program to prepare the Company's computer systems and programs for the Year 2000. The Company could be required to expend additional funds to achieve Year 2000 qualification. These expenditures could have a material adverse effect on the future results of operations or financial condition of the Company. Additionally, the failure of suppliers and other companies doing business with the Company to achieve Year 2000 qualification in a manner compatible with the Company's systems could also have a material adverse effect on the Company. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 2.     PROPERTIES

      The production of vaccines is a highly complex, biological process involving many steps, commencing from seed culture through final production. The Company's vaccine production processes involve the use of patented technologies and proprietary rights and trade secrets at the Company's facilities. The Company's facilities are briefly described below:

                                             Square
 Facility/Function         Location           Feet      Own/Lease
 --------------------------------------------------------------------------

Production Facility        Beltsville, MD    26,000   Leased until February 2009
                                                      (ten-year renewal option)

Production Facility        Beltsville, MD    35,000   Leased until February 2001
                                                      (two five-year renewal
                                                      options)
Warehouse and Support      Beltsville, MD    31,000   Owned
Services for Production
Facility

Support Services Offices   Beltsville, MD    25,600   Leased until December 2000
and Warehouse Facility                                (remaining three-year
                                                      renewal option)

Executive Offices and      Columbia, MD      75,500   Leased until March 2008
Research and Development                              (with two five-year
Laboratory Facility                                   renewal options)

      The Company's production facilities have been designed and built to produce vaccines for large scale clinical trials and commercial sales after product licensing. The Company has modified and continues to modify its 26,000 square foot production facility to expand production capacity for Certiva(TRADEMARK). The lease on this facility expires in February 2009, subject to a ten-year renewal option. See Item 1 - Business - "Risk Factors-Manufacturing and Scale-Up."

      In 1996, the Company acquired a 35,000 square foot production facility in Beltsville, Maryland. The acquisition included the purchase and lease of equipment and leasehold improvements and the assumption of real estate leases underlying the facility, which are scheduled to expire in 2001, subject to two five-year extensions. The facility is dedicated to the production of vaccines for clinical trials and commercial sale.

      The Company owns a building located adjacent to its current production facility. This building has been modified to house the service and warehouse departments that support the Company's production facility.

      In March of 1998, the Company leased an approximately 75,500 square foot facility for a period of ten years, with two five-year renewal options. At the end of the fifth year of the initial term, the Company has the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the facility during specified periods of the lease term. The Company has consolidated the research and development groups and most general and administrative functions in this facility. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.


ITEM 3.     LEGAL PROCEEDINGS
            -----------------

      On November 2, 1998, Sharon Mates, Ph.D., a director of the Company and the Company's former president, initiated litigation in United States District Court, District of Maryland (Civil Action No. AW 98-3678) (the "Complaint") against the Company, two of its directors and BioChem. The claims against the Company seek principally the following: declaratory relief against the Company regarding the approval and consummation of the private placement of the 4.5% Convertible Secured Notes due November 13, 2003 (the "4.5% Notes"); injunctive relief seeking to prevent the Company from consummating the private placement of the 4.5% Notes (which closed on November 12, 1998); injunctive relief against the Company relating to Dr. Mates' access to Company books and record and to her continued service as a director; declaratory relief regarding the termination of employment and removal as president of the Company; and claims against the Company alleging abusive discharge and defamation. The Complaint also seeks actual and punitive damages against the Company in an unspecified amount. In addition, the Complaint seeks declaratory and injunctive relief against Dr. Phillip Frost and BioChem arising out of alleged violations of the reporting requirements of Sections 13(d) and Rule 13d-1(a) of the 1934 Act and unspecified damages from BioChem and Drs. Frost and Francesco Bellini (chief executive officer of BioChem) for tortious interference with Dr. Mates' business relations with the Company. See Item 13 - Certain Relationships and Related Transactions.

      In December 1998, the Company filed a motion to dismiss the Complaint in its totality. BioChem and Drs. Frost and Bellini have also filed motions to dismiss Dr. Mates' claims. The Company intends to continue to vigorously contest and defend against the claims in this litigation. The Company believes that the claims against it are without merit, that the Company has meritorious defenses available to it, and that certain claims may be covered by insurance. Under the terms of the Company's By-laws and indemnification agreements with directors, the Company is obligated to indemnify directors against certain claims. The Company is presently evaluating the extent of its indemnification obligations and available insurance coverage. In the opinion of management, this lawsuit will not have a material adverse effect on the Company. If, however, litigation costs, including indemnification obligations, and judgments against the defendants exceed the Company's available insurance coverage, this litigation could have a material adverse effect on the Company's financial condition and results of operations.

      The Company is, and from time to time becomes, involved in claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no other material legal proceedings pending against the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

      None.

                                     PART II

ITEM 5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
            MATTERS
            --------------------------------------------------------------------

      The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol "NVX." The table below sets forth the high and low closing sales prices as reported on the AMEX composite tape for each calendar quarter of 1997 and 1998:

                                         High           Low
                                         ----           ---
            1997
             First Quarter              $27 1/2         $19 3/4
             Second Quarter              21              17 1/2
             Third Quarter               25 1/2          18 5/8
             Fourth Quarter              29 3/4          22 7/16

             1998
              First Quarter              25              16 5/8
              Second Quarter             20 1/4          15 1/4
              Third Quarter              17 7/16          6 5/8
              Fourth Quarter             15 7/8           7 3/8

      On January 20, 1999, the last reported sales price of the Company's Common Stock on the AMEX was $7.50 per share. The number of record holders of the Company's Common Stock as of January 20, 1999 was approximately 266.

      The transfer agent and registrar for the Company's Common Stock is American Stock Transfer and Trust Company, which is located at 40 Wall Street, New York, New York 10005.

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

      Any profits earned by its U.S. subsidiary will not be distributable directly to shareholders. Instead, for those profits to be distributed to shareholders, the subsidiary must declare a dividend to the Company, and the Company in turn must declare a dividend to its shareholders. Because the Company is a Canadian corporation, this will subject each dividend to a withholding tax. First, the dividend from the subsidiary to the Company will be subject to a 5% withholding tax imposed by the United States on the gross amount of the dividend. Pursuant to the Canada-United States Income Tax Convention (1980) (the "Treaty"), the subsequent dividend paid by the Company to a shareholder resident in the United States will be subject to Canadian withholding tax at the rate of 15% on the gross amount of the dividend. The rate of withholding tax will be reduced to 5% in respect of dividends paid to a company that is a resident of the United States for purposes of the Treaty and owns at least 10% of the voting stock of the Company. Each shareholder should consult his or her own tax advisor as to tax consequences associated with dividends received on the Company's Common Stock.

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

      If the Company becomes a PFIC, a United States taxpayer will be subject to special rules with respect to transactions involving the Common Stock. Under these rules, all gains realized on disposition of the United States taxpayer's Common Stock will be allocated pro rata over the number of years in which the shareholder held the Common Stock. The gain that is allocated to a prior year (subsequent to December 31, 1986) in which the Company was a PFIC, or any subsequent year other than the year of disposition, will be taxed at the highest marginal rate for that year and such tax will be subject to an interest charge as if it had originally been due in that year. In addition, gain realized on the disposition of the United States taxpayer's Common Stock that is allocated to the current year or to a prior year before the Company was a PFIC will be treated as ordinary income. Similar rules will apply to distributions made by the Company. The above rules will not apply if the United States taxpayer elects to treat the Company as a qualified electing fund and the Company agrees to provide certain information to the United States Internal Revenue Service. In such case, the United States taxpayer will include in his or her income each year his or her pro rata share of the ordinary income and capital gains of the Company. The Company has not been classified as a PFIC to date, and during 1999, the Company intends to, and believes that it can, generate sufficient other income and will hold sufficient non-passive assets to avoid being classified as a PFIC. This is a forward looking statement, and the factors affecting the Company's ability to avoid being classified as a PFIC include the nature and source of its revenues, and classification of its assets. See Item 1 Business Risk Factors and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      On November 12, 1998, the Company completed a $25 million financing through the private placement of the 4.5% Notes. The 4.5% Notes were sold at par by the Company. The 4.5% Notes are convertible, in whole or in part, by the holder(s) at any time prior to maturity (unless previously redeemed or repurchased) into shares of the Company's Common Stock at a conversion price of approximately $8.54 per share.

      The net proceeds from the offering of approximately $24.6 million are to be used for marketing and distribution of first commercial products, research and development, clinical trials, capital expenditures (including construction or acquisition of additional facilities and purchase of equipment) protection of patent rights, and general corporate purposes and working capital. The 4.5% Notes were issued to certain existing shareholders, affiliates and accredited investors, including BioChem and Phillip Frost, M.D., which purchased 4.5% Notes in the aggregate principal amount of $9 million and $4.25 million, respectively. The 4.5% Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any applicable state or foreign securities laws, and were sold in reliance on prescribed exemptions from registrations under the Securities Act, including Regulation D, and other applicable state or foreign securities laws. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 13 - Certain Relationships and Related Transactions.

ITEM 6.      SELECTED FINANCIAL DATA
             -----------------------

      Selected consolidated financial data for the Company are set forth below. The selected financial data as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996 have been derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report. The selected financial data as of December 31, 1996, 1995 and 1994 and for the years ended December 31, 1995 and 1994 have been derived from the audited financial statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the financial statements of the Company and other financial information included in this Annual Report.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  Fiscal Years Ended December 31,

                                                     1998               1997                1996            1995            1994
                                                     ----               ----                ----            ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Marketing, research and development agreements  $  6,149          $   8,001           $  9,656         $  3,000          $  -
  Product sales
                                                     2,230              1,699                892                -             -
                                                 -----------    -----------------    --------------    ------------    -------------
Total revenues                                       8,379              9,700             10,548            3,000             -

Operating Expenses:
  Production                                        19,196             18,662             14,764            6,317           6,188
  Research and development                          17,986             19,860             11,594           10,206           5,763
  General and administrative                        10,800             11,386              6,753            6,696           4,543
                                                 -----------    -----------------    --------------    ------------    -------------
     Total operating expenses                       47,982             49,908             33,111           23,219          16,494
                                                 -----------    -----------------    --------------    ------------    -------------
Operating loss                                     (39,603)           (40,208)           (22,563)         (20,219)        (16,494)

Gain on sale of investments in affiliates              -                  -                4,228           14,429          11,929
Interest and dividend income                         1,497              3,140              2,934              804             638
Interest expense                                   (18,503)            (6,772)            (4,088)               -             -
                                                 -----------    -----------------    --------------    ------------    -------------

Net loss                                          $(56,609)         $ (43,840)          $(19,489)        $ (4,986)        $(3,927)
                                                 -----------    -----------------    --------------    ------------    -------------
Basic and diluted net loss per share              $  (1.76)         $   (1.39)          $  (0.63)        $  (0.17)        $(0.14)
                                                 ===========    =================    ==============    ============    =============
Weighted-average number
  of common shares outstanding                      32,152             31,641             30,764           29,745          28,785

BALANCE SHEET DATA:
Cash and cash equivalents                         $ 22,953          $  45,502           $ 70,881         $ 10,443         $20,922
Investment in affiliates, at market                  1,554                843              1,281            9,065          17,724
Total assets                                        64,525             84,508            122,962           41,249          49,580
6.5% Convertible subordinated notes                 83,734             83,734             86,250              -                 -
4.5% Convertible secured notes                      25,000                -                  -                -                 -
Long-term portion of capital lease                   2,356              4,110              5,871              -                 -
Preferred stock                                      6,538              6,538              6,538            6,538           6,538
Common stock                                        80,824             78,509             71,357           58,474          56,922
Additional Paid-in capital                          11,956                -                  -                -                 -
Cumulative comprehensive income excluded
   from net loss                                       926                215                653            7,466          14,762
Accumulated deficit                               (159,218)          (102,609)           (58,769)         (39,280)        (34,294)
Dividends                                                -                 -                 -                -                 -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
            --------------------------------------------------------------------

   THE FOLLOWING PARAGRAPHS IN THIS ANNUAL REPORT CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS FOR REGULATORY APPROVAL, THE PROSPECTS FOR MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR INCREASING PRODUCTION CAPACITY AND EFFICIENCY, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS OR FROM FURTHER FINANCINGS, PROJECTED RESULTS FROM OPERATIONS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS BY REGULATORY AGENCIES INCLUDING THE UNITED STATES FOOD AND DRUG ADMINISTRATION (FDA); THE PRODUCTION OF VACCINES; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUM INSTITUT ("SSI"); AND UNCERTAINTIES RELATING TO CLINICAL TRIALS, ALL AS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND ELSEWHERE IN THIS ANNUAL REPORT AND THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), TO WHICH THE READER'S ATTENTION IS DIRECTED.

   BACKGROUND
   ----------

      The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults.

      In July 1998, the Company received FDA approval to manufacture and market Certiva(TRADEMARK), its DTaP vaccine, in the United States. Under the FDA approval, Certiva(TRADEMARK) is indicated for active immunization against diphtheria, tetanus and pertussis (whooping cough) in infants and children six weeks to seven years of age. The Company produces the monocomponent acellular pertussis toxoid and formulates the final product with diphtheria and tetanus toxoids manufactured and supplied by SSI.

      The Company is marketing Certiva(TRADEMARK) and the combination vaccines to government purchasers, including federal and state government agencies. Under a marketing agreement between the Company and Abbott Laboratories ("Abbott"), Abbott markets Certiva(TRADEMARK) to private physicians and managed care organizations in the United States. Abbott began the launch of Certiva(TRADEMARK) in October 1998 and the Company began its launch of Certiva(TRADEMARK) during November 1998. Under the marketing agreement, the Company will receive revenue from Abbott as it purchases Certiva(TRADEMARK) for resale to the private pediatric market in the United States.

      The Company and Abbott are collaborating in the clinical development of the combination vaccines, and the Company will receive payments upon achievement of prescribed clinical development milestones. Under the agreement, Abbott will market those combination vaccines following approval to private physicians and managed care organizations in the United States, and the Company will receive revenues from Abbott as it purchases the combination vaccine products for resale.

      FDA approval of Certiva(TRADEMARK) followed regulatory approval in various European countries of vaccines using the Company's acellular pertussis vaccine. The Swedish Ministry of Health granted regulatory approval in February 1996 to market a European formulation of Certiva(TRADEMARK). This marketing authorization was the first regulatory approval for any of the Company's products. In addition, the Danish National Board of Health granted regulatory approval in September 1996 of the DTaP vaccine combined with an enhanced inactivated polio vaccine ("DTaP-IPV") for all primary and booster doses for infants and children in Denmark. The Company has been advised that the regulatory authorities in Germany, Austria, Sweden and Finland have agreed to recognize the Danish marketing authorization for the DTaP-IPV vaccine and will issue national marketing authorizations in one or more of these countries in the near future. There can be no assurance that these national marketing authorizations will be issued in a timely fashion as the application process is principally the responsibility of the Company's European partners, over whom the Company has no control. The Company has appointed Chiron Behring to market and distribute the DTaP-IPV product in Germany and Austria. SSI holds all European product registrations and is marketing and distributing the products in the Scandinavian, Baltic and other countries comprising its territory ("SSI's Territory").

      Under supply agreements, the Company manufactures the acellular pertussis component, and SSI manufactures the diphtheria, tetanus and inactivated polio vaccine ("IPV") components for the DTaP and DTaP-IPV vaccines. SSI is responsible for the marketing and distribution of the DTaP and DTaP-IPV products in SSI's Territory. Accordingly, the Company has been selling its acellular pertussis toxoid to SSI for formulation into DTaP and DTaP-IPV for sale in SSI's Territory.

      In 1997 and 1996, the Company recognized development revenues pursuant to agreements with Pasteur Merieux Connaught, under which the Company and Pasteur Merieux Connaught will jointly develop the Company's Group B meningococcal vaccine. Additional funding may be provided to the Company by Pasteur Merieux Connaught under the terms of the license and clinical development agreements.

       In May 1996, the Company completed an offering of 6.5% convertible subordinated notes in the principal amount of $86.25 million due in full on May 1, 2003 ("6.5% Notes"). The 6.5% Notes are convertible into the Company's Common Stock at an initial conversion price of approximately $24.86 per share, equivalent to a conversion rate of 40.2293 shares per $1,000 principal amount of the 6.5% Notes. Interest on the notes is payable semiannually on May 1 and November 1 each year. In December 1997, approximately $2.5 million of the principal amount of the 6.5% Notes was converted into 101,207 shares of the Company's Common Stock. As of December 31, 1998, the principal amount of the outstanding notes was $83.7 million.

      In November 1998, the Company completed a private placement of $25 million aggregate principal amount of 4.5% Convertible Secured Notes due November 13, 2003 ("4.5% Notes"). The 4.5% Notes are convertible into the Company's Common Stock at an initial conversion price of approximately $8.54 per share, equivalent to a conversion rate of 117.0878 shares per $1,000 principal amount of the 4.5% Notes. The conversion price was set based on the average closing price per share of the Company's Common Stock for the twenty (20) trading days preceding the date of the announcement of the agreement-in-principle. The measurement period for determining the conversion price began on August 26, 1998 and terminated on September 23, 1998. The closing prices per share of the Company's Common Stock during that period ranged from a low of $6.875 to a high of $11.25. The 4.5% Notes are secured by certain assets of the Company, are otherwise subordinated in right of payment to all existing and future senior indebtedness of the Company, do not restrict the incurrence of future senior or other indebtedness of the Company and will be redeemable, in whole or in part, at the option of the Company on or after November 13, 1999. Upon a change in control, the Company will be required to offer to purchase all of the 4.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price will be payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The 4.5% Notes were issued to certain existing shareholders, affiliates and accredited investors, including BioChem Pharma Inc. and Phillip Frost, M.D., which purchased 4.5% Notes in the principal amount of $9 million and $4.25 million, respectively. In addition, Societe financiere d'innovation inc. ("Sofinov"), a high technology investment fund that is a subsidiary of La Caisse de depot et placement du Quebec, purchased 4.5% Notes in the aggregate principal amount of $6.25 million. Denis Dionne, a director of the Company, is the President of Sofinov.

      In November 1996, the Company acquired a 35,000 square foot manufacturing facility in Beltsville, Maryland through the assumption of real estate leases and the purchase and lease of equipment and leasehold improvements. The total acquisition cost for the equipment and leasehold improvements was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million is represented by an equipment lease obligation accounted for as a capital lease, which expires in 2000. In April 1998, as permitted by the equipment lease agreement, the Company posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants set forth in the equipment lease agreement. The letter of credit decreases on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $4.9 million at December 31, 1998. The letter of credit will expire by its terms on November 1, 2000. In addition, the Company has assumed the real estate leases underlying the facility, which are scheduled to expire in February 2001, but may be extended through 2011.

      In March, 1998, the Company leased an approximately 75,500 square foot facility to be used for research, development, general and administrative functions and for future expansion of the Company's operations (the "Research Facility"). The lease is for an initial term of ten years, with two five year renewal options. The initial annual base rent under the lease is approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company has the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the Research Facility during specified periods of the lease term. During 1998, the landlord provided the Company a tenant improvement allowance of $1.4 million, all of which was utilized during 1998. In addition, the landlord extended a line of credit to the Company for an additional $1.8 million, if needed, to fund improvement costs in excess of the tenant improvement allowance. The line of credit will expire in March 1999. Monthly payments under this line of credit would consist of interest only accruing at the simple annual rate of 12.75% and the entire unpaid principal balance would mature in September 2000, unless extended by the Company to March 2002. The line of credit would be secured by all leasehold improvements and related facility enhancements purchased with funds provided by the landlord. No funds have been drawn down under this line of credit.

      Research and development expenses were $18.0 million, $19.9 million, and $11.6 million in 1998, 1997, and 1996, respectively. The Company had 308, 260, and 206 full-time employees as of December 31, 1998, 1997, and 1996, respectively.

   RESULTS OF OPERATIONS
   ---------------------

   YEARS ENDED DECEMBER 31, 1998 AND 1997

      In the fourth quarter of 1998, the Company realized its first sales from the launch of Certiva(TRADEMARK) in the U.S. to government purchasers and to Abbott for distribution in the private market. Total product sales in 1998 were approximately $2.2 million of which approximately $1.2 million were from sales of Certiva(TRADEMARK) to several government agencies and approximately $1 million were from sales of product to SSI. In addition, during 1998, the Company recognized $6.1 million consisting primarily of milestone payments and development funding under the Company's agreement with Abbott and to a lesser extent milestone payments under a supply and distribution agreement with Chiron Behring. Revenue in 1997 consisted of $1.7 million from product sales to SSI and $8.0 million of revenue from collaborative agreements of which $6.0 million was from an agreement with Pasteur Merieux Connaught.

      Production expenses were $19.2 million in 1998 compared to $18.7 million in 1997. The increase in these expenses in 1998 is primarily attributable to an increase in the number of production and service-related employees as the Company prepared for regulatory approval of Certiva(TRADEMARK). The increase was offset in part by lower depreciation expense related to the use of an accelerated depreciation method and to the capitalization of Certiva(TRADEMARK) inventory for sale in the United States following FDA approval. Costs attributable to Certiva(TRADEMARK) production were expensed until regulatory approval was obtained in July 1998. Since FDA approval, production costs have exceeded the net realizable value of inventory produced, which excess has been recorded as production expenses incurred in 1998.

      Research and development expenses were $18.0 million in 1998 compared to $19.9 million in 1997. The decrease is attributable primarily to lower depreciation expense related to the use of an accelerated depreciation method, reduced expenses for clinical trials, and reimbursements for expenses under a collaborative agreement. These decreases were offset in part by higher labor expenses as a result of an increase in the number of employees and higher building costs.

      General and administrative expenses were $10.8 million in 1998 as compared to $11.4 million in 1997. The decrease is due to the recognition of a non-cash compensation expense of approximately $1.3 million and a non-recurring royalty payment both incurred in 1997, offset in part by higher labor expenses as a result of an increase in the number of employees.

      Interest and dividend income decreased to $1.5 million in 1998 from $3.1 million in 1997. This reduction is due primarily to a decrease in the average cash balance.

      Interest expense increased to $18.5 million in 1998 from $6.8 million in 1997. Approximately $12.0 million of this increase is due to a beneficial conversion feature of the 4.5% Notes resulting in a non-recurring, non-cash interest expense charge. See "Tax and Other Matters," below. Interest expense also increased as a result of the accrual of interest on the 4.5% Notes. These increases were partially offset due to principal payments made on the equipment lease, as well as to the conversion of $2.5 million principal amount of the 6.5% Notes into shares of the Company's Common Stock in December 1997.

      The factors cited above resulted in a net loss of $56.6 million or $1.76 per share in 1998. Without the effect of the non-recurring non-cash interest charge of $12.0 million, the loss in 1998 would have been $44.6 million or $1.39 per share. This compares to a net loss of $43.8 million or $1.39 per share in 1997. Without the effect of the $1.3 million non-cash compensation expense, the loss in 1997 would have been $42.5 million or $1.34 per share. The weighted-average number of shares of the Company's Common Stock outstanding was
32.2 million for 1998 compared to 31.6 million for 1997. The increase in the number of weighted-average shares outstanding for 1998 as compared to 1997 is attributable primarily to the exercise of stock options and the conversion of $2.5 million principal amount of the 6.5% Notes into 101,207 shares of the Company's Common Stock in December 1997.

   YEARS ENDED DECEMBER 31, 1997 AND 1996

      In 1997, the Company recognized $1.7 million in revenue from product sales to SSI, compared to $892,000 in 1996. In addition, in 1997 the Company recognized $8.0 million under collaborative agreements, compared to $9.7 million in 1996. Revenue in 1997 from collaboration agreements consists of a $6 million milestone payment from Pasteur Merieux Connaught under the license and development agreements covering the Company's Group B meningococcal vaccine, with the balance representing revenue attributable to development funding under the Company's agreement with Abbott. Revenue from collaborative agreements in 1996 were principally with Abbott and Pasteur Merieux Connaught.

      Production expenses were $18.7 million in 1997 compared to $14.8 million in 1996. The increase in these expenses in 1997 is due to increases in materials, labor, and facilities operating costs as the Company produced its acellular pertussis vaccine for European distribution and prepared for regulatory approval of Certiva(TRADEMARK) in the United States. The increase in labor cost is attributable primarily to an increase in the number of employees. Production costs attributable to the Company's products are expensed until regulatory approval is obtained for such product.

      Research and development expenses increased to $19.9 million in 1997 from $11.6 million in 1996. The increase is attributable primarily to higher depreciation and operating costs for development work in the manufacturing facility acquired in November 1996, and to a lesser extent, labor and supplies as a result of an increase in the number of employees, and costs to prepare and file product license applications. These increases were offset in part by lower clinical testing and related expenses.

      General and administrative expenses were $11.4 million in 1997 as compared to $6.8 million in 1996. Approximately $2.0 million of this increase is due to the combined effect of the recognition of non-cash compensation expense in the amount of approximately $1.3 million, related to the extension of the term of one expiring stock option grant, and to a one-time technology license fee payment. The remaining increase is attributable to higher labor costs as a result of an increase in salaries and the number of employees, as well as professional service costs.

      In the first quarter of 1996, the Company sold 193,084 shares of its investment in common stock of IVAX Corporation ("IVAX"), which generated proceeds of approximately $5.2 million, and a realized gain of $4.2 million.

      Interest and dividend income increased to $3.1 million in 1997 from $2.9 million in 1996. This increase is due primarily to higher average cash balances as a result of the placement of the 6.5% Notes for $86.25 million in May 1996.

      Interest expense increased to $6.8 million in 1997 from $4.1 million in 1996 due to the Company's interest obligations under the 6.5% Notes and an equipment lease accounted for as a capital lease.

      The factors cited above resulted in a net loss of $43.8 million or $1.39 per share in 1997 as compared to a net loss of $19.5 million or $0.63 per share in 1996. Without the effect of the non-cash expense related to the extension of an expiring stock option, the net loss in 1997 would have been $42.5 million or $1.34 per share. Without the $4.2 million gain on the sale of investment securities in 1996, the net loss per share for 1996 would have been $0.77. The weighted-average number of shares of the Company's Common Stock outstanding was
31.6 million for 1997 compared to 30.8 million for 1996. The increase in the number of weighted-average shares outstanding for 1997 as compared to 1996 is attributable primarily to the exercise of stock options, the sale of 350,000 shares of the Company's Common Stock to Abbott in the fourth quarter of 1996, and the conversion of a portion of the outstanding 6.5% Notes as described above.

   LIQUIDITY AND CAPITAL RESOURCES; OUTLOOK
   ----------------------------------------

      The Company's cash requirement for operations for the fourth quarter and year-ended December 31, 1998 was $12.6 million and $42.7 million, respectively. For the quarter and year ended December 31, 1997, cash requirements for operations were $10.5 million and $37.9 million, respectively. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under license, marketing, distribution and/or development agreements and further adjusted by the timing of proceeds from the sale of an investment in an affiliate.

      At December 31, 1998, the Company had cash and cash equivalents of approximately $23.0 million, and investment securities in an affiliate with a market value of $1.6 million. The investment consisted of 125,000 shares of IVAX common stock. The fair market value of such stock as of January 18, 1999 was approximately $1.5 million. This investment is volatile and therefore subject to significant fluctuations in value. In addition, the Company had $4.9 million of restricted cash pledged as collateral under the letter of credit agreement, which will be reduced in amount as payments are made under the equipment lease described above.

      PROJECTED RESULTS FROM OPERATIONS. The Company anticipates that it will report a net loss of between $8.0 and $9.0 million for each of the first and second quarters of 1999, and that it will likely continue to incur quarterly net operating losses during the second half of 1999, although projected to be in lesser amounts, based upon several factors. The factors contributing to the projected losses include, among others: limited projected revenues; current manufacturing limitations; the timing and amount of milestone payments under existing collaboration agreements; and the timing and amount of up-front and other payments under anticipated license, distribution, marketing and collaboration agreements, all as more completely discussed in the following paragraphs.

      As described above, quarterly operating results will be affected by the revenue associated with the launch of Certiva(TRADEMARK), which began during the middle of the fourth quarter of 1998. Initial revenues from the sale of Certiva(TRADEMARK), although encouraging, were limited and the reported net sales during the fourth quarter of 1998 were approximately $1.2 million, representing approximately a six percent (6%) market share in the public sector for that period. The Company anticipates growing but limited revenues during 1999 as Certiva(TRADEMARK) continues to be introduced to U.S. pediatricians and other vaccine purchasers and as its acellular pertussis toxoid is sold to SSI for further manufacturing and sale in SSI's Territory. Moreover, the Company's national marketing authorization for the sale and distribution of its DTaP-IPV vaccine is pending in Germany and Austria. The Company is presently developing, with Chiron Behring, a product launch schedule, which should contribute to further revenues during 1999. For the reasons described below, however, revenues associated with Certiva(TRADEMARK) sales and further product launches are not expected to be sufficient to achieve profitability during 1999 and into 2000.

      As noted above,  quarterly  operating  results will be affected by various manufacturing limitations. The Company's manufacturing facility has limited production capacity based on the present size, configuration, equipment, processes and methods utilized to produce Certiva(TRADEMARK) and its acellular pertussis toxoid. In addition, production expenses are mainly fixed and consist primarily of expenses relating to the operation of its production facility and maintaining a ready work force. Further, from time to time, the Company experiences disruptions and production failures. These disruptions and failures increase unit production costs as units are lost in the production process. These factors have contributed to higher production costs for the Company's acellular pertussis products, which costs currently exceed their net realizable value. These excess costs are expensed in the quarter incurred. Thus, during the first three quarters of 1999, the Company expects that costs to produce Certiva(TRADEMARK) and the acellular pertussis toxoid will exceed their respective net selling prices.

      The Company is modifying its existing facilities and operations in a manner intended to significantly expand production capacity and efficiency. These enhancements are presently scheduled to be completed in the latter half of 1999. Following completion of these enhancements, the Company believes that the manufacturing facility will have substantially increased production capacity and output, that unit production costs will be reduced significantly and that Certiva(TRADEMARK) would be produced in sufficient quantities to generate a gross profit based on current known pricing arrangements, current competitive environment, and projected mix of customer purchases.

      Finally, as noted above, future operating results are dependent upon the amount and timing of further milestone and other payments under existing and new license, distribution or development agreements. During 1999, the Company will be continuing its development efforts for several products, including those covered by existing marketing, license and research agreements. As noted above, the Company is entitled under those agreements to milestone payments upon achievement of prescribed events. In addition, the Company is entitled to be paid for certain prescribed development costs as incurred. The milestone payments under the existing agreements are tied to measured progress in the regulatory process for the Company's combination and Group B meningococcal vaccines. Although initial clinical development plans have been completed for these products, and clinical trials are projected to commence during 1999, there are no assurances that such milestone events will occur during 1999, or at all, or that any such payments will contribute materially to quarterly net operating results.

      In addition, the Company is considering executing further distribution agreements for its products in certain markets throughout the world. The Company also has identified certain vaccines for which it intends to seek collaborative agreements for the purpose of expediting the further development and commercialization of the targeted products. The Company has begun this process with the intention of expeditiously completing these additional collaborative agreements. The Company is also in various stages of discussions with third parties regarding various business arrangements. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any such agreement will be significant.

      The foregoing paragraphs include forward looking statements including statements as to: revenue projections and assessments for further regulatory approvals; the ability of the Company to timely and efficiently expand its production capacity and lower unit costs; the ability of the Company to address production failures; among others. The factors that affect the level of future revenues from product sales include, among other things, the ability of the Company and its distribution partners to effectively position the Company's products against competitive products (including safety, efficacy, and pricing), the Company's ability to manufacture and deliver products in accordance with customer orders, the timing and amount of product orders, and the timing of future product launches. The factors that affect the ability of the Company to timely and efficiently expand its production capacity include, among others, the adequacy of engineering designs, the availability of needed equipment, the manufacturing experience with these enhancements, the timeliness of regulatory review of modifications, and the acceptability of such modifications to the applicable regulatory authorities. There can be no assurances that the Company's plans to increase production capacity and output will be effective or result in anticipated production efficiencies and reduced unit cost or will be acceptable to any regulatory agency. In addition, there are no assurances that the steps taken by the Company to address production disruption and failures will be effective or that failures will not continue in the future. Production disruptions or failures could have a material adverse effect on the Company's future operating results and could affect the Company's existing licenses as well as any applications for approval for its products or the timing of such approval. No assurances can be given that the Company will be successful in maintaining consistent and continuous commercial production of its products. Further, because the Company's manufacturing operations are located principally in one facility, any condition or event that adversely affects the condition or operation of such facility would have a material adverse affect on the Company's financial condition and future results of operations.

      PROJECTED CASH REQUIREMENTS FOR OPERATIONS. The cash requirements for operations in the first quarter of 1999 are projected to be between $8.5 and $9.5 million and between $36.0 and $42.0 million for 1999. The first quarter cash requirement is anticipated to be lower than that incurred in the fourth quarter of 1998 due primarily to the semi-annual interest payment of $2.7 million on the 6.5% Notes paid on November 1, 1998. The foregoing is a forward looking statement and the factors which affect the actual cash required for operations could include, among other things: the production levels of vaccine product for commercial sale; the production of vaccine for clinical investigations; marketing costs associated with the launch of Certiva(TRADEMARK) in the United States; timing of regulatory authorization to commence clinical investigations; timing for the commencement of planned clinical trials; and the level of expenditures for the Company's ongoing research and development program.

      CAPITAL EXPENDITURES. Total capital expenditures for 1998 were $2.3 million, excluding a $1.4 million tenant improvement allowance provided to the Company under the terms of the Research Facility lease. As noted above, the Company is expanding its manufacturing capacity and efficiency for its acellular pertussis toxoid and Certiva(TRADEMARK). Total projected capital expenditures for 1999 for facilities' modifications, equipment, systems and other capital additions could range between $3 million to $5 million, with about $1.5 to $2.0 million to be expended in the first quarter of 1999. The foregoing include forward looking statements. The amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation: the equipment purchases required in order to expand the Company's production capacity and the amount and timing of unanticipated costs to replace or repair existing equipment and systems in order to keep facilities operational and in compliance with regulatory requirements.

      FUNDING SOURCES. To maintain the Company's production, research, development and growth at current levels, present cash and cash equivalents, expected product sales of Certiva(TRADEMARK) and the Company's other products, and revenues from existing collaborative agreements are not expected to provide sufficient cash to fund the Company's operations, debt service payments and capital expenditures in 1999 and into 2000. As a result, the Company intends to: enter into new license, marketing, distribution and/or development agreements that are currently under active discussion; liquidate its investment securities; enter into a sale and lease-back of the Company's one owned facility; and obtain one or more lines of credit, which may be secured by accounts receivable, inventory or other assets of the Company. The Company believes that it may meet 1999 cash requirements for operations through these efforts, although there are no assurances in this regard. This is a forward looking statement and the factors that will determine whether the Company will require additional funding include, without limitation, the amount and timing of product sales, the amount and timing of payments under existing and new collaborative agreements and the amount of any proceeds from other previously identified funding sources.

      If the Company is unable to complete one or more of these transactions and/or proceeds from the transactions are inadequate, the Company would be required to obtain additional funding through the sale of debt and/or equity securities. The Company has no current plans, agreements, commitments, arrangements, or understandings relating to the placement or issuance of any securities. During the course of the year, the Company will evaluate its need for additional debt or equity financing to meet its cash requirements for 1999 and 2000. If the Company determines that such additional financing is required but is not available, then the Company would have to reduce its cash requirements through significant reductions in operating levels. There can be no assurances that the Company will be able to obtain debt or equity financing on favorable terms or in amounts required to meet future cash requirements, or that the Company, if necessary, would be successful in reducing operating levels, or that if operating levels are reduced, the Company would be able to maintain operations for any extended period of time.

      The foregoing paragraphs contain only a partial description of the factors affecting the Company's business prospects and risk factors affecting future operations. Reference is made to the risk factors and other information described elsewhere in this management's discussion and analysis of financial condition and results of operations, including in the first paragraph hereof, and appearing elsewhere in this Annual Report and in the Company's filings with the SEC, for a more complete description of the risks and uncertainties affecting the Company and its business.

   TAX AND OTHER MATTERS
   ---------------------

      ACCOUNTING AND TAX IMPACT OF CONSUMMATION OF SALE OF THE 4.5% NOTES ("OFFERING"). On November 12, 1998, the date on which the 4.5% Notes were issued, the closing price of the Company's Common Stock was $12.625. As this price exceeded the conversion price for the 4.5% Notes, the Company recognized an approximately $12 million beneficial conversion feature, which was recorded as paid-in capital in the fourth quarter of 1998. The amount recorded to paid-in capital was calculated by multiplying the total number of shares then issuable upon conversion of the 4.5% Notes by the difference between the closing price on the issuance date and the conversion price. This discount also was deemed to be an increase in the effective interest rate of the 4.5% Notes to be reflected as a charge to interest expense and amortized over the period from the issuance date to the date the 4.5% Notes first become convertible. Given that the 4.5% Notes are immediately convertible, the Company recognized a corresponding one-time interest charge of approximately $12 million in the fourth quarter of 1998. This interest expense is not deductible for U.S. or Canadian income tax purposes.

      In addition, with recent amendments to the U.S. tax laws, the 4.5% Notes may be deemed to be disqualified debt instruments, such that the Company would not be permitted to deduct the annual $1.1 million interest payments for U.S. federal tax purposes. Under the new law, if there is a substantial certainty that the 4.5% Notes would be converted as of the date of issuance, they would be disqualified for deductibility purposes. In the near term, this would reduce the

Company's net operating losses to be used to offset any future operating profits, and, if the Company earns any operating profits while the 4.5% Notes are outstanding, the non-deductibility of the interest payments would effectively increase the Company's U.S. federal tax liability.

      OTHER TAX ISSUES. At December 31, 1998, the Company and its subsidiaries had income tax loss carry forwards of approximately $30.0 million to offset future Canadian source income and approximately $94.7 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

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

      NEW ACCOUNTING PRONOUNCEMENTS. In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company implemented SFAS No. 128 in 1997, retroactive for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options, warrants and convertible securities that were outstanding at December 31, 1998, 1997 and 1996, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has implemented SFAS 130 beginning with the first quarter 1998 financial statements. The implementation of this standard did not result in a material impact to the Company's financial statements. The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. Product sales in the United States were approximately $1.2 million, $0 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. Product sales to Europe were approximately $1.0 million, $1.7 million and $900,000 for the years ended December 31, 1998, 1997 and 1996, respectively. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the

Company, the Company does not differentiate and manage its business along geographic lines.

   IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY
   --------------------------------------------

      The Year 2000 issue is the result of some computers, software and other equipment, including computer code, in which calendar year data is abbreviated to only two digits. Management has initiated a Company-wide program to prepare the Company's information systems for the year 2000. Based on an internal interim assessment, the Company believes that the principal management information system software that is currently being implemented is designed to be Year 2000 compliant. However, there can be no assurances in this regard. The Company intends to test the system for Year 2000 compliance.

      The Company also uses various "off the shelf" software applications for the storage and analysis of various types of data and systems. Management is dependent on this software for day-to-day operations. The Company is currently in the inventory and assessment phases in which it is evaluating all such applications and systems, as well as embedded systems, in order to determine whether or not modifications or replacement will be necessary to achieve Year 2000 qualification. This is an ongoing process and the Company is unable at this time to assess the impact, if any, this assessment might ultimately have on the Company's systems and operations or its future financial position and results of operations. Upon completion of its assessment, the Company will commence any required remediation, beginning with its mission critical systems.

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

      The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for product it has sold. Based on the preliminary internal assessment, the Company has not identified any material costs or expenditures specifically related to modifications of information systems for Year 2000 compatibility. The costs incurred to date in conducting the internal assessment have not been material. This internal assessment is a continuing process, consequently there can be no assurances that the Company will not be required to expend significant amounts on achieving Year 2000 qualification or that such expenditures will not have a material adverse affect on future results of operations or financial condition. The Company has not yet developed any contingency plans for its operations should any of its systems ultimately prove not to be Year 2000 compliant.

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


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

      The Company does not have significant exposure to changing interest rates on invested cash at December 31, 1998. The Company invests in U.S. Treasury bills and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at December 31, 1998, is low, as the investments mature within three months.

      The Company had $25 million of 4.5% Convertible Secured Notes at December 31, 1998, which bear interest at 4.5% per annum and mature in November 2003. The Company does not have significant exposure to changing interest rates related to the 4.5% Notes because the interest rate on these notes is fixed.

      The Company had $83.7 million of 6.5% Convertible Subordinated Notes at December 31, 1998, which bear interest at 6.5% per annum and mature in May 2003. The Company does not have significant exposure to changing interest rates related to the 6.5% Notes because the interest rate on these notes is fixed.

      The Company has not undertaken any actions to cover interest market risk and is not a party to any interest rate market risk management activities.

      A hypothetical ten percent change in the market interest rates over the next year would not materially impact the Company's earnings or cash flow as the interest rates on the Company's long-term convertible debt are fixed and its cash investments are short term. A hypothetical ten percent change in the market interest rate over the next year, by itself, would not have a material adverse effect on the fair value of the Company's long-term convertible debt or its short-term cash investments.

      The Company does principally all of its transactions in U.S. dollars and currently has limited payment obligations in Swedish Krona; however, such obligations are not material to the Company's operations.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

      The Financial Statements and accompanying Notes thereto, the Accountants' Report, required Supplementary Data, and certain other financial information are set forth on pages 50 to 77 of this Annual Report immediately following. The table of contents to the Financial Statements and accompanying Notes appears on page 79 of this Annual Report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NORTH AMERICAN VACCINE, INC.
AND SUBSIDIARIES:

   We have audited the accompanying consolidated balance sheets of North American Vaccine, Inc. (a Canadian corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Vaccine, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






/s/ Arthur Andersen LLP
Arthur Andersen, LLP


Baltimore, Maryland
January 18, 1999


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                       DECEMBER 31,       DECEMBER 31,
                                                                         1998               1997
                                                                   -----------------   ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $        22,953    $        45,502
  Accounts receivable                                                         1,625                324
  Inventory                                                                   4,067              2,730
  Prepaid expenses and other current assets                                     998                615
                                                                    ----------------   ----------------
          Total current assets                                               29,643             49,171

Property, plant and equipment, net                                           25,315             31,428
Investment in affiliate, at market                                            1,554                843
Deferred financing costs, net                                                 2,505              2,603
Cash restricted for lease obligation                                          4,877                  -
Other assets                                                                    631                463
                                                                    ----------------   ----------------
     TOTAL ASSETS                                                   $        64,525    $        84,508
                                                                    ================   ================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                  $         3,881    $         3,343
  Deferred revenue                                                              850              3,999
  Obligation under capital lease, current portion                             1,754              1,593
  Other current liabilities                                                   5,848              5,064
                                                                    ----------------   ----------------
         Total current liabilities                                           12,333             13,999

6.5% Convertible subordinated notes, due May 1, 2003                         83,734             83,734
4.5% Convertible secured notes, due November 13, 2003                        25,000                  -
Obligation under capital lease, net of current portion                        2,356              4,110
Deferred rent credits, net of current portion                                    76                 12
                                                                    ----------------   ----------------
     Total liabilities                                                      123,499            101,855

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred  stock,  no  par  value;  unlimited  shares
    authorized-  Series  A, convertible; issued and outstanding
    2,000,000 shares; entitled to Can $2.50 per share (or U.S.
    $3.3 million in the aggregate) in liquidation                             6,538              6,538
  Common stock, no par value;  unlimited shares  authorized;
    issued  32,216,096 shares at December 31, 1998 and
    31,936,539 shares at December 31, 1997                                   80,824             78,509
  Additional paid-in capital                                                 11,956                  -
  Cumulative comprehensive income excluded from net loss                        926                215
  Accumulated deficit                                                      (159,218)          (102,609)
                                                                    ----------------   ----------------
         Total shareholders' deficit                                        (58,974)           (17,347)
                                                                    ----------------   ----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $        64,525    $        84,508
                                                                    ================   ================






      The accompanying notes are an integral part of these consolidated financial statements.


 NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED DECEMBER 31,
                                                         1998               1997                1996
                                                    -------------      --------------      --------------

 REVENUES:
    Marketing, research and development agreements  $     6,149       $      8,001        $       9,656
    Product sales                                         2,230              1,699                  892
                                                    -------------      --------------      --------------
           Total revenues                                 8,379              9,700               10,548
                                                    -------------      --------------      --------------

 OPERATING EXPENSES:
    Production                                           19,196             18,662               14,764
    Research and development                             17,986             19,860               11,594
    General and administrative                           10,800             11,386                6,753
                                                    -------------      --------------      --------------
           Total operating expenses                      47,982             49,908               33,111
                                                    -------------      --------------      --------------

 OPERATING LOSS                                         (39,603)           (40,208)             (22,563)

 OTHER INCOME (EXPENSES):
     Gain on sale of investment in affiliate                  -                  -                4,228
     Interest and dividend income                         1,497              3,140                2,934
     Interest expense                                   (18,503)            (6,772)              (4,088)
                                                    -------------      --------------      --------------
 NET LOSS                                           $   (56,609)      $    (43,840)       $     (19,489)
                                                    =============      ==============      ==============

 BASIC AND DILUTED NET LOSS PER SHARE               $     (1.76)      $      (1.39)       $       (0.63)

 WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                                        32,152             31,641               30,764



      The accompanying notes are an integral part of these consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(IN THOUSANDS)

                                                                                        CUMULATIVE
                                   SERIES A                                            COMPREHENSIVE              TOTAL
                                  CONVERTIBLE                                             INCOME                  SHARE-
                                PREFERRED STOCK       COMMON STOCK         ADDITIONAL    EXCLUDED     ACCUM-      HOLDERS'
                              ------------------- ---------------------     PAID-IN       FROM        ULATED      EQUITY
                               SHARES    AMOUNT     SHARES     AMOUNT       CAPITAL      NET LOSS     DEFICIT     (DEFICIT)
                              -------- ---------- ---------- ----------  -----------  ------------- ----------  ------------
Balance,
  December 31, 1995             2,000   $  6,538     30,187  $  58,474  $        -    $    7,466  $  (39,280)   $   33,198

Net loss                            -          -          -          -           -             -     (19,489)      (19,489)
Realized investment
  holding gain                      -          -          -          -           -        (4,228)          -        (4,228)
Decrease in market
  value of investment               -          -          -          -           -        (2,585)          -        (2,585)
                                                                                                               ------------
Comprehensive loss                                                                                                 (26,302)
Exercises of stock
  options                           -          -        859      6,356           -             -           -         6,356
Issuance of common
  stock                             -          -        350      6,344           -             -           -         6,344
Shares issued under
  401(k) plan                       -          -         11        183           -             -           -           183
Balance,
                             --------   --------  ---------   --------  ----------   ---------   -----------  ------------
  December 31, 1996             2,000   $  6,538     31,407   $ 71,357    $      -    $     653   $  (58,769)  $    19,779

Net loss                            -          -          -          -           -            -      (43,840)      (43,840)
Decrease in market
  value of investment               -          -          -          -           -         (438)           -          (438)
                                                                                                               ------------
Comprehensive loss                                                                                                 (44,278)
Exercises of stock
  options                           -          -        498      5,036           -            -            -         5,036
Retirement of stock used
  to exercise options               -          -        (80)    (1,890)          -            -            -        (1,890)
Shares issued under
  401(k) plan                       -          -         11        238           -            -            -           238
Stock option
  compensation                      -          -          -      1,313           -            -            -         1,313
Conversion of
  subordinated convertible
  notes into common stock           -          -        101      2,455           -            -            -         2,455
Balance,
                              --------   --------  ---------   --------  ----------   ---------   -----------  ------------
  December 31, 1997             2,000    $ 6,538     31,937    $78,509   $       -     $    215   $ (102,609)  $   (17,347)

Net loss                            -          -          -          -           -            -      (56,609)      (56,609)
Increase in market
  value of investment               -          -          -          -           -          711            -           711
                                                                                                               ------------
Comprehensive loss                                                                                                 (55,898)
Exercises of stock
  options                           -          -        462      5,452           -            -            -         5,452
Retirement of stock
  used to exercise                  -          -       (201)    (3,429)          -            -            -        (3,429)
Beneficial conversion
  feature of 4.5% Notes             -          -          -          -      11,956            -            -        11,956
Shares issued under
  401(k) plan                       -          -         18        292           -            -            -           292
Balance,
                              --------   --------   ---------  --------   ---------    ---------  -----------  ------------
  December 31, 1998             2,000    $ 6,538     32,216    $80,824    $ 11,956     $    926   $ (159,218)  $   (58,974)
                              ========   ========   =========  ========   =========    =========  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                       1998         1997         1996
                                                                   -----------  ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $  (56,609)   $  (43,840)   $ (19,489)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Gain on sale of investment in affiliate                             -           -         (4,228)
        Loss (gain) on disposal of equipment                              181           131          (12)
        Depreciation and amortization                                   8,177        11,017        6,154
        Amortization and reduction of deferred financing costs            498           520          335
        Recognition of beneficial conversion feature of 4.5% Notes     11,956             -            -
        Contribution of common stock to 401(k) plan                       292           238          183
        Stock option compensation                                         -           1,313            -
        (Increase) decrease in other assets                              (168)           43           47
        Decrease in deferred rent                                         (24)          (91)         (81)
        Cash flows (used in) provided by other working capital
            items                                                      (4,760)        5,756       (1,818)
                                                                   -----------  ------------   ----------
              Net cash used in operating activities                   (40,457)      (24,913)     (18,909)
                                                                   -----------  ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (2,245)       (2,132)     (21,012)
    Proceeds from sale of investment in affiliate                         -               -        5,199
    Proceeds from sale of equipment                                       -             225           27
                                                                   -----------  ------------   ----------
               Net cash used in investing activities                   (2,245)       (1,907)     (15,786)
                                                                   -----------  ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible notes                        25,000             -       86,250
    Deferred financing costs of convertible notes                        (400)            -       (3,519)
    Proceeds from exercises of stock options, net                       2,023         3,146        6,356
    Loan to a former officer related to the purchase of
     common stock                                                      (1,228)           -             -
    Repayment of loan from the former officer                           1,228            -             -
    Principal payments on capital lease obligation                     (1,593)       (1,705)        (298)
    Cash restricted for capital lease obligation                       (4,877)           -             -
    Proceeds from issuance of common stock                                -              -         6,344
                                                                   -----------  ------------  -----------
               Net cash provided by financing activities               20,153         1,441       95,133
                                                                   -----------  ------------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (22,549)      (25,379)      60,438
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         45,502        70,881       10,443
                                                                   -----------   -----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   22,953    $   45,502    $  70,881
                                                                   ===========   ===========   ==========


      The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                  1998         1997        1996
                                                              ------------  ----------  ----------

CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

   (Increase) decrease in :
         Accounts receivable                                   $  (1,301)    $  3,842     $ (2,166)
         Inventory                                                (1,337)        (948)      (1,286)
         Prepaid expenses and other current assets                  (383)         (81)          38

   Increase (decrease) in :
         Accounts payable                                            538        1,431       (1,638)
         Deferred revenue and other current liabilities           (2,277)       1,512        3,234
                                                               ----------    --------     --------
   Net cash (used in) provided by other working capital items  $  (4,760)    $  5,756     $ (1,818)
                                                               ==========    ========     ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                         $   5,936     $  6,249     $  2,758
                                                               ==========    ========     ========

 Equipment acquired through capital lease                      $       -     $     -      $  7,665
                                                               ==========    ========     ========

 Conversion of subordinated notes to common stock              $       -     $  2,516     $      -
                                                               ==========    ========     ========

 Use of stock to exercise stock options                        $   3,429     $  1,890     $      -
                                                               ==========    ========     ========




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


   (2) RISK FACTORS

   RISK  ASSOCIATED  WITH LACK OF  AVAILABILITY  OF  CAPITAL.  To  maintain  the
Company's production, research, development and growth at current levels, present cash and cash equivalents, expected product sales of Certiva(TRADEMARK) and the Company's other products, and revenues from existing collaborative agreements are not expected to provide sufficient cash to fund the Company's operations, debt service payments and capital expenditures in 1999 and into 2000. As a result, the Company intends to: enter into new license, marketing, distribution and/or development agreements that are currently under active discussion; liquidate its investment securities; enter into a sale and lease-back of the Company's one owned facility; and obtain one or more lines of credit, which may be secured by accounts receivable, inventory or other assets of the Company.

   If the Company is unable to complete one or more of these transactions and/or proceeds from the transactions are inadequate, the Company would be required to obtain additional funding through the sale of debt and/or equity securities. The Company has no current plans, agreements, commitments, arrangements, or understandings relating to the placement or issuance of any securities. During the course of the year, the Company will evaluate its need for additional debt or equity financing to meet its cash requirements for 1999 and 2000. If the Company determines that such additional financing is required but is not available, then the Company would have to reduce its cash requirements through significant reductions in operating levels.

   NO ASSURANCE OF EFFECTIVE MARKETING. The Company is now implementing its initial marketing and sales plan for Certiva(TRADEMARK) in the United States. The Company markets Certiva(TRADEMARK) to government purchasers and, through a distribution agreement with Abbott, markets Certiva(TRADEMARK) to private physicians and managed care organizations. There can be no assurance that the Company or Abbott will successfully implement their respective sales and marketing strategies. Factors affecting successful commercial launch of the Company's vaccines in the United States include:

            establishing an identity and reputation for the Company and its products, increasing awareness among pediatricians of the safety and efficacy of the Company's vaccines, distinguishing the Company's products from those of its competitors, establishing the Company as an effective and reliable supplier of vaccines, establishing efficient and consistent production of sufficient quantities of vaccine, and establishing effective distribution channels.

   In addition, the Company has entered into supply, marketing and distribution agreements with third parties under which these parties have agreed to market certain of the Company's products, such as Certiva(TRADEMARK)-EU and the DTaP-IPV vaccine, in designated territories. As a result of this arrangement, the Company's revenues from product sales in Europe and other territories depend upon the timing, implementation and effectiveness of the sales, marketing and distribution efforts of others. In addition, the Company may not be successful in negotiating and executing marketing and/or distribution agreements with any other third parties and these other third parties may be unable to market the Company's products successfully.

   RISKS ASSOCIATED WITH LIMITED PRODUCTION CAPACITY. The Company's manufacturing facility has limited production capacity based on the present size, configuration, equipment, processes and methods used to produce its products. In addition, production expenses are mainly fixed and consist primarily of expenses relative to the operation of its production facilities and maintaining a ready work force. Further, from time to time, the Company experiences disruptions and production failures. These disruption failures increase unit production costs as units are lost in the production process. These factors have contributed to higher production costs for the Company's acellular pertussis products, which costs currently exceed their respective net selling prices.

   The Company is addressing this issue by modifying its existing facilities and operations in a manner intended to significantly expand production capacity and efficiency.

   In addition, the Company's ability to timely and efficiently expand its production capacity depends, in large part, upon the following:

            adequacy of engineering designs,
            availability of needed equipment,
            manufacturing experience with these enhancements,
            timeliness of regulatory review of modifications, and
            acceptability  of  the   modifications   to  applicable   regulatory
            authorities.

   The Company's plans to increase production capacity and output could be ineffective or may not result in production efficiencies that cover future production costs. Failure to increase production capacity and output could limit the Company's ability to meet market demand or achieve profitability.

   RISKS ASSOCIATED WITH MANUFACTURING AND SCALE-UP. The production of vaccines is a highly complex, biological process involving many steps from seed culture through final production. Thus, the Company's production process could fail or become subject to substantial disruptions that impede its ability to meet production requirements.

   From time to time, the Company experiences disruptions and production failures. There is no assurance that the Company can adequately address such failures or that production failures will not continue in the future. These disruptions and failures:

            limit the Company's production capacity, increase its production costs, which would affect the Company's prospects for profitability, and could have a negative impact on the Company's existing licenses for its products and delay or inhibit its ability to obtain additional regulatory approvals for its products.

In addition, the Company may not consistently produce its vaccines in quantity and quality sufficient to achieve competitive commercial sales or profitability.

   The Company's manufacturing operations for Certiva(TRADEMARK) and its acellular pertussis vaccine are located principally in one facility. Any condition or event that adversely affects the operation of this facility would have a material adverse effect on the Company's financial condition and future results of operations.

   RISK OF FORECLOSURE OF COLLATERAL FOR 4.5% NOTES. The 4.5% Notes are secured by a pledge of collateral, which includes certain of the Company's equipment and other assets at the Company's principal manufacturing facility and the Company's ownership rights in U.S. Patent No. 5,425,946, entitled "Vaccines Against Group C NEISSERIA MENINGITIDIS" (the "Patent"). If the Company defaulted on its obligations under the 4.5% Notes and the holders of these notes foreclosed on the collateral, the Company's ability to operate its business may be substantially impaired.

   DEPENDENCE ON SUPPLIERS. While the Company produces the pertussis component of Certiva(TRADEMARK), it has purchased, and intends to continue to purchase, required diphtheria and tetanus toxoids from SSI and enhanced IPV from SSI and another supplier. These suppliers may not fulfill the Company's requirements, their components may not be supplied on commercially reasonable terms, or they may experience difficulties in obtaining necessary regulatory approvals or disruptions in their production of diphtheria and tetanus toxoids or IPV. Any of the foregoing could significantly affect the Company's operations.

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

   In addition, the Company has contracted with third parties for certain product testing and for the sterile fill, labeling and packaging of its vaccine products. Failure of any such contractor to meet the Company's requirements could have a material adverse effect on the Company, may involve costly delays and significant expense, and would require additional regulatory approval as the Company seeks alternative arrangements.

   COMPETITION AND TECHNOLOGICAL CHANGE. Competition in the vaccine industry is intense. Competitors of the Company both in the United States and internationally include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of these competitors are actively developing competing vaccines.

   Three competitors have received FDA approval for their DTaP vaccine for use in infants and children. If these competitors are successful in developing and marketing combination vaccines that include DTaP vaccines, then these combination vaccines may gain market share at the expense of stand-alone DTaP vaccines, including Certiva(TRADEMARK). One of those competitors has announced that the FDA licensed a vaccine for administration at 15-18 months of age that combines that company's HIB vaccine with its DTaP vaccine by reconstitution. This same competitor is also seeking FDA approval for administration at two, four and six months of age. Another competitor has reported that it is in clinical trials for a DTaP-HIB combination vaccine. In addition, several DTaP vaccines and DTaP combination vaccines are licensed for sale outside of the United States.

   Many of these competitors have substantially greater resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, greater operating experience, larger research and development and marketing staffs, and greater production capabilities than the Company. These factors may be particularly advantageous because the vaccine industry is subject to significant technological change.

   The Company's competitors could also gain a competitive advantage by designing around the Company's patents and developing technologies and products that are as or more effective than any that have been or are being developed by the Company. They could also develop technologies and products that would render the Company's technology and products obsolete and noncompetitive.

   CHANGES IN GOVERNMENT PURCHASING POLICIES. Children in the United States receive immunizations from private providers and public providers, such as local health departments. Immunizations provided by public providers are generally funded through federal and state government public health programs. Government purchases historically have been at prices substantially below those offered to the private sector and presently account for a substantial portion of the vaccine doses distributed in the United States. In the United States, federal and state governments historically have purchased DTaP and other vaccines from multiple suppliers. There can be no assurances that this practice will continue.

   From time to time, legislative and regulatory initiatives are proposed that, if adopted, could significantly modify government vaccine programs. These initiatives could materially affect the federal government's purchasing authority, the contract award process, or the funding available for government vaccine purchases. The Company is unable to predict which legislative initiative, if any, will ultimately be enacted or the effect any such initiative may ultimately have on the Company's business or results of future operations. In addition, proposals for health-care, insurance and tax reform may be considered in the future by federal and state governments and some of these proposals, if adopted, may limit government or third-party, private reimbursement policies, or prices charged by pharmaceutical and vaccine manufacturers for their products.

   GOVERNMENT REGULATION; REGULATORY APPROVALS. The Company's vaccine products, product development activities and manufacturing facilities and processes are subject to extensive and rigorous regulation by the FDA. FDA regulation includes preclinical and clinical testing requirements and inspection and approval processes. To date, the Company has received FDA approval for only one product.

   Approval of the Company's products for commercial introduction in the United States currently requires both a license for each product and a license for each production facility. Obtaining licenses can be costly and time consuming. There can be no assurance that the licenses will be granted, or that FDA review will not involve delays that would adversely affect the Company's ability to market products. There also can be no assurance that any products under development by the Company will demonstrate the safety or efficacy profiles necessary for regulatory approval, or that the Company's products under development or its production facilities will receive the requisite regulatory approvals and licenses in a timely fashion or at all.

   Moreover, FDA-granted licenses may impose limitations that affect the commercialization of the product, including limitations on product use and requirements for post-licensure testing. The FDA can withdraw approvals at any time by following appropriate regulatory procedures. The FDA can also limit or prevent the manufacture or distribution of the Company's products both in the United States and abroad and can require recalls of products. FDA regulations depend heavily on administrative and scientific interpretation and advisory committee determinations. Such interpretations, with possible prospective and retroactive effect, could adversely affect the Company.

   In addition, the FDA and various state agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations, including manufacturing, testing, recordkeeping, quality control and labeling practices. If such entities find that the Company is in material violation of these regulations, the Company could be subject to, among other things, product recalls, suspensions or withdrawals of licenses, revocation or suspension of export authorizations, and denials of any pending applications.

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

   PATENT PROTECTION AND PROPRIETARY INFORMATION. Traditionally, the vaccine industry has placed importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. The Company believes that this protection will be an important factor in its success and may require the expenditure of substantial resources.

   Many companies, universities and research institutions have applied for and/or obtained patents for vaccine products and technologies that may be competitive or inconsistent with those held by or licensed to the Company. No assurances can be given that the degree and range of protection of any patents will be sufficient, that additional patents will be issued to the Company, or that the Company will not infringe upon patents granted to others. Further, others have or may independently develop or otherwise properly gain access to technology or information that is substantially similar to that which is unpatented yet considered proprietary by the Company.

   The Company also may desire or be required to obtain licenses from others to effectively develop, produce and market commercially viable products. Failure to obtain those licenses could have a significant adverse effect on the Company's ability to commercialize its vaccine products. There can be no assurance that the Company can obtain these licenses on commercially reasonable terms, if at all, that the patents underlying these licenses will be valid and enforceable or that the proprietary nature of the unpatented technology underlying these licenses will remain proprietary.

   There has been, and the Company believes that there may be in the future, significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in this type of litigation, it could consume substantial resources.

   RISK OF PRODUCT LIABILITY AND LIMITED INSURANCE. The testing and marketing of vaccine products involve an inherent risk of product liability. The Company has limited product liability insurance coverage. There can be no assurance that adequate additional insurance coverage will be available at acceptable cost, if at all, or that a product liability claim would not materially adversely affect the Company's business or financial condition. If not covered by insurance, the Company faces potential liability that could be substantial in the event of claims.

   DEPENDENCE ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL. The Company's success in developing marketable products and achieving a competitive position will depend, in part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense. No assurance can be given that the Company will continue to attract or retain such personnel. The loss of key personnel could adversely affect the Company.

   (3) SIGNIFICANT ACCOUNTING POLICIES

   (a) BASIS OF ACCOUNTING AND CURRENCY. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S.") and are denominated in U.S. dollars, because the Company conducts the majority of its transactions in this currency. The application of Canadian GAAP would not result in material adjustments to the accompanying financial statements, except for the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, as discussed in Note 6 and the interest charge of $12.0 million related to the issuance of the 4.5% Notes as discussed in Note 10. Under Canadian GAAP, the beneficial conversion feature of the 4.5% Notes would be assigned a value and reported as additional equity to be amortized to retained earnings ratably over the term of the 4.5% Notes rather than being charged to interest in the current period. The effect of foreign currency translation has been immaterial.

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

   (e) INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Beginning in the third quarter of 1998, costs to produce Certiva(TRADEMARK) for sale in the United States were capitalized. Any production costs incurred in excess of net realizable value are expensed in the quarter in which they are incurred. Inventories consist of the following:

                                         1998        1997
                                         ----------------
                                           (in thousands)
               Raw Materials            $2,509     $2,584
               Work-in-process           1,024          0
               Finished goods              534        146
                                        ------     ------
                                        $4,067     $2,730
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

   In July 1998, the Company received FDA approval to manufacture and market Certiva(TRADEMARK) in the United States. Under the FDA approval, Certiva(TRADEMARK) is indicated for active immunization against diphtheria, tetanus and pertussis (whooping cough) in infants and children six weeks to seven years of age. The Company produces the monocomponent acellular pertussis toxoid and formulates the final product with diphtheria and tetanus toxoids manufactured and supplied by SSI.

   In 1998, the Company has recognized revenues of approximately $1.0 million from sales of its acellular pertussis vaccine to SSI in Denmark and approximately $1.2 million from sales of Certiva(TRADEMARK), primarily under a contract with the U.S. Centers for Disease Control and Prevention.

   (g) RESEARCH AND DEVELOPMENT COSTS. The Company expenses all research and development costs as incurred. Under Canadian GAAP, certain development costs should be deferred to future periods if certain criteria are met. No costs have been capitalized for Canadian GAAP purposes because the Company believes that the applicable deferral criteria have not been met.

   (h) DEPRECIATION AND AMORTIZATION. Prior to 1998, depreciation of property, plant and equipment, with the exception of leasehold improvements and an owned facility, was provided using an accelerated method over the estimated useful lives of the assets. The estimated useful lives are generally from five to seven years for machinery, equipment, and furniture. Leasehold improvements are amortized over the term of the lease. The Company's owned facility is depreciated on a straight-line basis over twenty years. For property, plant and equipment purchased after 1997, depreciation is provided using the straight-line method over the estimated useful lives. The effect of this change in accounting principle is insignificant.

   (i) DEFERRED FINANCING COSTS. Deferred financing costs represent fees and other costs incurred in connection with the issuance of the 4.5% Notes and the 6.5% Notes. These costs are amortized over the term of the related debt using the effective interest rate method. Total accumulated amortization through December 31, 1998 and 1997 was $1,335,000 and $838,000, respectively.

(j) INCOME TAXES. The Company computes deferred tax assets or liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate.


 (k) BASIC AND DILUTED NET LOSS PER COMMON SHARE. In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company implemented SFAS No. 128 in 1997, retroactive for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at December 31, 1998, 1997 and 1996, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts are identical for all periods presented.

   (l) COMPREHENSIVE INCOME. In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company has implemented SFAS No. 130 beginning with the first quarter 1998 financial statements. The implementation of this standard did not result in a material impact to the Company's financial statements. The Company presents its comprehensive income in the statement of shareholders' equity.

   (m) SEGMENT REPORTING. In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. Product sales in the United States were approximately $1.2 million, $0 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. Product sales to Europe were approximately $1.0 million, $1.7 million and $900,000 for the years ended December 31, 1998, 1997 and 1996, respectively. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as, the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.

   (4)  PRODUCTION, DEVELOPMENT, AND MARKETING CONTRACTS

   (a) AGREEMENTS WITH PASTEUR MERIEUX CONNAUGHT. In the December 1995 clinical development agreement and license agreements with Pasteur Merieux Connaught, the parties agreed to jointly develop the Company's new conjugate vaccine against Group B meningococcus for both adult and pediatric indications. The Company recognized $4 and $6 million of research and development revenue for non-refundable payments made by Pasteur Merieux Connaught in 1996 and 1997; respectively. No revenue was recognized in 1998 in connection with the clinical development agreement. Further fees and funding will be made upon achievement of development, clinical and regulatory milestones and as development funding is incurred. In addition, the Company will receive royalties on any product sales by Pasteur Merieux Connaught.

   Under the clinical development agreement, the parties will jointly develop the vaccine through Phase II clinical trials, and each party will have access to and the right to use the clinical trial results. Pasteur Merieux Connaught will be responsible for all costs associated with the clinical development of the Group B meningococcal vaccine through the completion of Phase II clinical trials. The Company has incurred approximately $4.6 million of cost under the contract with Pasteur Merieux Connaught. The Company has entered into discussions with Pasteur Merieux Connaught regarding the reimbursement of those costs. No amounts have been recorded. The Company will retain co-exclusive world-wide rights to manufacture and sell the Group B meningococcal vaccine both as a stand-alone product and in combination with other vaccines. Pasteur Merieux Connaught may elect to terminate the agreements at any time.

   (b) AGREEMENT WITH ABBOTT LABORATORIES. In 1996, the Company and Abbott signed an agreement under which Abbott would market Certiva(TRADEMARK), the Company's DTaP vaccine, when approved by the FDA. With FDA approval of Certiva(TRADEMARK) in July 1998, Abbott is marketing Certiva(TRADEMARK) to private physicians and managed care markets in the United States for immunization of infants and children. The Company is marketing to government purchasers, including state governments and the Centers for Disease Control and Prevention. The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines which are under development.

   On execution of the agreement, the Company received $13 million of which approximately $6.3 million represented payment for 350,000 shares of the Company's common stock, and the balance represented a marketing fee and clinical development funding. The Company and Abbott will collaborate in the clinical development of the combination vaccines and Abbott has provided the Company with clinical development funding. Amounts received for clinical development to be expended in the future by the Company have been recorded as deferred revenue. The Company received $3 million in 1997 for clinical development funding. In addition, the Company will receive payments upon achievement of prescribed milestones. The Company recognized $5.2 million of revenues under this contract in 1998, including a milestone payment associated with the FDA approval of Certiva(TRADEMARK) in 1998. Under the agreement, the Company paid $750,000 to support and enhance Abbott's promotional and advertising program in 1998. The agreement, as amended, provides for total payments of up to $40 million by Abbott, including the $18 million received through December 31, 1998. The Company has received revenues from Abbott for purchases of Certiva(TRADEMARK) and will receive revenues as Abbott purchases combination vaccine products for resale to the private pediatric market. Abbott may terminate this arrangement at any time with advance notice.

   (5) PROPERTY, PLANT, AND EQUIPMENT

   Property, plant and equipment were recorded at cost and consisted of the following components:

                                                             AS OF DECEMBER 31,
                                                             ------------------
                                                               1998      1997
                                                               --------------
                                                               (in thousands)
            Property, plant and equipment:
             Land                                             $  498 $    498
             Building and improvements                         2,443    2,421
             Machinery, equipment and laboratory fixtures     43,806   42,380
             Leasehold improvements                            8,293    8,587
             Office furniture, equipment and software          4,915    4,398
                                                             -------  -------
                                                              59,955   58,284
                                                             -------  -------
            Accumulated depreciation and amortization:
             Building and improvements                           372      250
             Machinery, equipment and laboratory fixtures     26,382   19,885
             Leasehold improvements                            4,899    4,423
             Office furniture, equipment and software          2,987    2,298
                                                             -------  -------
                                                              34,640   26,856
                                                             -------  -------
            Property, plant and equipment, net               $25,315  $31,428
                                                             =======  =======

   In 1996, the Company entered into an agreement which included the assumption of an operating lease of a 35,000 square foot manufacturing facility and the purchase and capital lease of equipment and leasehold improvements. See Note 9 for further description of the transaction.


   (6)  INVESTMENT IN AFFILIATE

   In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As a result, the Company's investments in its affiliates are reflected at their current market value as of December 31, 1998 and 1997, of $1.6 million and $843,000, respectively (original cost of $629,000).

   In 1996, the Company sold 193,084 shares of its investment in IVAX stock. The gross proceeds and the realized gain from the sales were $5.2 and $4.2 million, respectively. The historical cost of the remaining 125,000 shares of IVAX common stock remains at $629,000 or $5.03 per share at December 31, 1998.

   The market values of these securities as of December 31, 1998 and 1997, as disclosed on the accompanying consolidated balance sheets, have been determined based on the closing prices for registered securities of IVAX as of those dates. The aggregate market value of the Company's remaining investment in IVAX common stock at January 18, 1999, was approximately $1.5 million. These investment securities are volatile and, therefore, are subject to significant fluctuations in value.

   (7) OTHER CURRENT LIABILITIES

   Other current liabilities consisted of the following components:

                                                        AS OF DECEMBER 31,
                                                        ------------------
                                                         1998        1997
                                                         ----------------
                                                          (in thousands)

            Payroll and fringe benefits                $ 1,702     $ 1,488
            Accrued interest                             1,103         959
            Accrued taxes                                1,149         642
            Reserve for contract loss                      720         720
            Accrued consulting and professional fees       353         381
            Accrued costs of clinical trials               216         269
            Other accrued liabilities                      605         605
                                                       -------     -------
                Total other current liabilities        $ 5,848     $ 5,064
                                                       =======     =======


   (8) RESTRICTED CASH AND OBLIGATIONS UNDER CAPITAL LEASE

   In connection with an operating lease for a 35,000 square foot development and production facility, the Company entered into an agreement that included the purchase and lease of equipment and leasehold improvements. As part of the operating lease, the Company assumed the underlying real estate leases which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, there are certain financial covenants that obligate the Company to maintain certain cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes), and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit decreases on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $4.9 million at December 31, 1998. The letter of credit will expire by its terms on November 1, 2000.


   (9) COMMITMENTS AND CONTINGENCIES

   (a) OPERATING LEASES. The Company has extended its lease agreement for its production facility through February 28, 2009. The Company has the option of further extending this lease for an additional ten years. Under the terms of the lease of this facility, the lessor reimbursed the Company for $625,000 of improvements made to the property. This reimbursement has been reflected as a deferred rent credit, which is being amortized over the initial base term of the lease which will expire February 28, 1999. The lease provides for minimum annual escalations of the base rent. These escalations are recorded as expense ratably over the term of the lease.

   The Company has renewed its lease for certain office space through December 31, 2000, and has one three-year renewal option remaining. The Company may terminate this lease with a six month advance notice.

   As discussed in Note 8, in November 1996, the Company assumed a lease to rent 35,000 square feet of space for a development and production facility through February 1, 2001, with two five-year renewal options. The lease provides for minimum annual escalations of the base rent.

   In March 1998, the Company leased an approximately 75,500 square foot facility to be used for research, development, general and administrative functions and for future expansion of the Company's operations. The lease is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company has the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the facility during specified periods of the lease term. The landlord has provided the Company a tenant improvement allowance of approximately $1.4 million, and will provide an additional $1.8 million to the Company, if needed, under a line of credit to fund improvement costs in excess of the tenant improvement allowance. Monthly payments under this line of credit would consist of interest only accruing at the simple annual rate of 12.75%, and the entire unpaid principal balance would mature in September 2000, unless extended by the Company up to March 2002. The line of credit also would be secured by all leasehold improvements and related facility enhancements purchased with funds provided by the landlord. No funds have been drawn down under this line of credit as of December 31, 1998. The line of credit is available to the Company through March 1999.

   Minimum future lease payments under all leases, exclusive of real estate tax escalations, are as follows:

                     YEARS ENDING
                     DECEMBER 31,
                     ------------
                     (in thousands)

                     1999             $ 1,956
                     2000               2,006
                     2001               1,496
                     2002               1,463
                     2003               1,501
                     Beyond             7,239
                                      -------
                       Total          $15,661
                                      =======

   Total rent expense was $1,620,000,  $1,232,000,  and $898,000 in 1998,  1997,
and 1996, respectively.

   (b) CAPITAL LEASE. In connection with the operating lease agreement described in Note 8 that was entered into in 1996, the Company also entered into an agreement that included the purchase and lease of equipment and leasehold improvements. The total acquisition cost was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million was financed through an equipment lease obligation which expires in 2000. In 1997, the Company disposed of approximately $457,000 of this equipment recognizing a non-cash loss of approximately $97,000. The equipment lease has been accounted for as a capital lease for financial reporting purposes, with monthly payments of approximately $174,000. As of December 31, 1998, the total obligation under this capital lease was $4.1 million. Total depreciation expense associated with equipment under the capital lease was approximately $2.7 million and $4.1 million for 1998 and 1997, respectively. Under the terms of the equipment lease, the Company has a buyout option at the end of the third year for a predetermined amount, and a buyout option at the end of the fourth year at the greater of the fair market value of the equipment or a predetermined amount. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth and certain other financial ratios. As discussed in Note 8, in April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit decreases on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $4.9 million at December 31, 1998. The letter of credit will expire by its terms on November 1, 2000.

   Minimum future lease payments are as follows:

                          YEARS ENDING
                          DECEMBER 31,
                          ------------
                          (in thousands)

                          1999 (includes interest of $320)    $  2,074
                          2000 (includes interest of $139)       2,495
                                                              --------
                            Total                             $  4,569
                          Less interest component                (459)
                                                              --------
                            Total principal payments          $  4,110
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

   On November 2, 1998, Sharon Mates, Ph.D., a director of the Company and the Company's former president, initiated litigation in United States District Court, District of Maryland (Civil Action No. AW 98-3678) (the "Complaint") against the Company, two of its directors and BioChem. The claims against the Company seek principally the following: declaratory relief against the Company regarding the approval and consummation of the private placement of the 4.5% Notes due November 13, 2003 (See Note 10 below); injunctive relief seeking to prevent the Company from consummating the private placement of the 4.5% Notes (which closed on, November 12, 1998, as described in Note 10); injunctive relief against the Company relating to Dr. Mates' access to Company books and records and to her continued service as a director; declaratory relief regarding the termination of employment and removal as president of the Company; and claims against the Company alleging abusive discharge and defamation. The Complaint also seeks actual and punitive damages against the Company in an unspecified amount. In addition, the Complaint seeks declaratory and injunctive relief against Dr. Phillip Frost and BioChem arising out of alleged violations of the reporting requirements of Sections 13(d) and Rule 13d-1(a) of the Securities Act of 1934, as amended, ("1934 Act") and unspecified damages from BioChem and Drs. Frost and Francesco Bellini (chief executive officer of BioChem) for tortious interference with Dr. Mates' business relations with the Company.

   In December 1998, the Company filed a motion to dismiss the Complaint in its totality. BioChem and Drs. Frost and Bellini have also filed motions to dismiss Dr. Mates' claims. The Company intends to continue to vigorously contest and defend against these claims in this litigation. The Company believes that the claims against it are without merit, that the Company has meritorious defenses available to it, and that certain claims may be covered by insurance. Under the terms of the Company's By-laws and indemnification agreements with directors, the Company is obligated to indemnify directors against certain claims. The

Company is presently evaluating the extent of its indemnification obligations and available insurance coverage. In the opinion of management, this lawsuit will not have a material adverse effect on the Company. If however, litigation costs, including indemnification obligations, and judgments against the defendants exceed the Company's available insurance coverage, this litigation could have a material adverse effect on the Company's financial condition and results of operations.

   The Company is, and from time to time becomes, involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no other material legal proceedings pending against the Company.


    (10)  CONVERTIBLE DEBT

   In November 1998, the Company completed a $25 million financing through the private placement of 4.5% Notes. BioChem and Dr. Frost, affiliates of the Company, purchased 4.5% Notes in the aggregate principal amount of $9 million and $4.25 million, respectively. In addition, Sofinov purchased 4.5% Notes in the aggregate principal amount of $6.25 million. Denis Dionne, a director of the Company, is the President of Sofinov.

   The 4.5% Notes were sold at par, mature on November 13, 2003 and provide for interest payable semi-annually on May 13 and November 13 of each year commencing on May 13, 1999. The net proceeds from this offering were approximately $24.6 million. The 4.5% Notes are convertible, in whole or in part, by the holder(s) at any time prior to maturity (unless previously redeemed or repurchased) into shares of the Company's Common Stock at the conversion price of approximately $8.54 per share. The conversion price was set based on the average closing price of the Company's Common Stock for the twenty (20) trading days preceding the date of the announcement of the agreement-in-principle between the Company and prospective purchasers. The measurement period for determining the conversion price began on August 26, 1998 and terminated on September 23, 1998. The closing prices of the Company's Common Stock during that period ranged from a low of $6.875 to a high of $11.25. The 4.5% Notes are secured by certain assets of the Company; are otherwise subordinated in right of payment to all existing and future senior indebtedness of the Company, do not restrict the incurrence of future senior or other indebtedness of the Company and are redeemable, in whole or in part, at the option of the Company on or after one year from the date of issuance at par, plus accrued interest to the redemption date. Upon a change in control, the Company is required to offer to purchase all of the 4.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price will be payable in cash or, at the option of the Company, in shares of the Company's Common Stock (valued at 95% of the average closing prices of the Common Stock for a specified period prior to the repurchase date).

    The 4.5% Notes are not registered under the Securities Act of 1933, as amended, ("1933 Act") or any applicable state or foreign securities laws, and were sold in reliance on prescribed exemptions from registrations under the 1933 Act and other applicable state or foreign securities laws.

    On November 12, 1998, the date on which the 4.5% Notes were issued, the closing price for the Company's Common Stock was $12.625, which exceeded the initial conversion price for the 4.5% Notes. The difference between the initial conversion price and the fair market value per share on the date of issue of the 4.5% Notes, for the number of equivalent shares, has been recognized and recorded as paid in capital, thus increasing the effective interest rate of the 4.5% Notes. Given that the 4.5% Notes are immediately convertible, the interest expense of approximately $12.0 million was recognized immediately and is included in the accompanying Consolidated Statements of Operations. This interest expense is not deductible for U.S. or Canadian income tax purposes.

   In May 1996, the Company completed an offering of 6.5% Notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semi-annually on May 1 and November 1 of each year. The 6.5% Notes are convertible into common shares of the Company at the conversion price of approximately $24.86 per common share. The 6.5% Notes are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The 6.5% Notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999, at certain pre-established redemption prices plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in common shares. In December 1997, the Company issued 101,207 shares of common stock upon conversion of the $2,516,000 principal amount of notes.


   (11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts reported in the Company's consolidated balance sheets at December 31, 1998 and 1997, for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments. Management believes the carrying value of the 4.5% Notes and the capital lease obligation approximate fair value. At December 31, 1998, Management estimates the fair value of the 6.5% Notes at $42 million as determined by a review of a December 31, 1998 trade of the 6.5% Notes.


   (12)  INCOME TAXES

   The operations of the Company are taxed under Canadian income tax laws and the operations of its United States branch are taxed under United States income tax laws subject to applicable treaty provisions for the avoidance of double taxation. The Company's wholly owned subsidiaries, American Vaccine Corporation and AMVAX, Inc.("AMVAX"), are both taxed under United States income tax laws.

   In 1998, 1997 and 1996, the Company incurred a loss for income tax reporting purposes in Canada and the United States.

   The components of the net deferred tax assets consisted of:

                                                           AS OF DECEMBER 31,
                                                           ------------------
                                                          1998           1997
                                                          -------------------
                                                            (in thousands)

          Deferred tax assets:
          Net operating loss carryforwards             $48,348        $38,489
          Accrued intercompany interest                  6,046          4,172
          Depreciation and amortization                  2,581          1,497
          Reserve for contract loss                        278            278
          Deferred rent                                      7             46
          Other                                          3,240          2,447
                                                       -------        -------
           Total deferred tax assets                    60,500         46,929
                                                       -------        -------

          Deferred tax liabilities:
          Historical accrual to cash difference          (745)        (1,489)
          Investments in affiliates                      (312)          (312)
                                                       -------        -------

           Total deferred tax liability                (1,057)        (1,801)
                                                       -------        -------

          Net deferred tax assets before allowance     59,443         45,128
          Less:  Valuation allowance                  (59,443)       (45,128)
          Net deferred tax assets                     $    --       $     --

   The Company has determined that $59.4 million in 1998 and $45.1 million in 1997 of net deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets.

   At December 31, 1998, the Company had net operating loss carryforwards of approximately $124.7 million. Of this consolidated total, approximately $30.0 million of the Company's net operating loss carryforwards are available to offset future Canadian-sourced taxable income, if any. These loss carryforwards expire between 1999 and 2005. Of the remaining balance, American Vaccine and AMVAX had net operating loss carryforwards of approximately $93.8 million and $911,000, respectively, available to offset future United States taxable income, if any. These loss carryforwards expire between 2002 and 2018.

   The net operating loss carryforwards available to be used in any given year may be limited due to significant changes in ownership interests resulting from future stock issuances or other changes in equity interests.


   (13)  INDEMNIFICATION AGREEMENT

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

   The ultimate amount of this potential liability, if any, is not presently determinable but will be based on the amount of gain, interest rates in effect during the period, and the length of time between the consummation of the Merger and the event triggering the gain recognition. Based on current interest rates, the Company estimates that, in the event that the gain recognition would have occurred at December 31, 1998, its obligations to the affected shareholders could approximate $15.2 million.


   (14)  LICENSE AGREEMENTS

   Certain of the conjugate vaccine-related technologies transferred to the Company by BioChem in connection with the Merger are licensed under two agreements with the National Research Council of Canada (the "NRC"), a Canadian federal governmental agency. Under these license agreements, the Company will be required to pay royalties to the NRC on all sales of such licensed products and related services. Certain minimum annual royalties are payable irrespective of the volume of sales of such products and services. BioChem has agreed to reimburse the Company for 10 % of these minimum annual royalties. BioChem's share of minimum annual royalties was less than five thousand dollars in each of the last three years. The NRC has the right to terminate the license agreements under certain specified conditions including if it concludes that all reasonable efforts are not being used to develop and commercialize the technologies.


   The Company has a license agreement with the National Technical Information Service (the "NTIS"), an agency of the United States government, to bring the method of preparing the acellular pertussis vaccine to the point of practical application. In return, the NTIS granted the Company an exclusive license to make, have made, use and sell the vaccine following approval of commercial sale by the FDA. Under the agreement, the Company pays to the NTIS an annual maintenance fee and a royalty based on sales or other similar dispositions of the vaccine. The exclusive rights under this agreement will terminate seven years from the date of the first commercial sale of the vaccine, which was on October 29, 1998. The Company has acquired a royalty-bearing exclusive license for the use of this patented technology in certain foreign jurisdictions for the full term of the patents.


   (15)  SHAREHOLDERS' EQUITY

   (a) PREFERRED STOCK. Preferred shares are nonvoting (other than as required by law) and may be issued in one or more series. The Company has issued shares of Series A preferred stock, which are convertible, at the option of the holder, into common stock on the basis of two shares of common stock for each share of preferred stock held. The preferred stock had a liquidation preference of Can. $2.50 per share or U.S. $3.3 million in the aggregate at December 31, 1998. The conversion ratio is subject to adjustment for certain dilutive events.

   (b) 1990 SHARE OPTION PLAN. In 1990, the Company adopted the North American Vaccine, Inc. Share Option Plan (the "1990 Plan"), which, as amended, provided for the issuance of up to 3,650,000 shares of its common stock to officers, directors, employees and consultants. The 1990 Plan, which expired in February 1995, provided that options be granted at no less than market value on the date of grant. In 1996 the Company extended the expiration date for options to purchase 540,000 shares of common stock previously granted under this plan. The fair market value of the Company's stock on the new grant date was less than the exercise price of these options. Therefore no expense was recorded. In 1997, the Company extended the expiration date for options to purchase 150,000 shares of common stock previously granted under this plan. The Company recognized approximately $1.3 million of expense representing the difference between the fair market value and the exercise price of the options on the date of the extension in 1997. For accounting purposes, the extensions of these options have been treated as new grants.

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

   (d) 1997 SHARE OPTION PLAN. In 1997, the Company adopted the North American Vaccine, Inc. 1997 Share Option Plan (the "1997 Plan"), which provides for the issuance of up to 5,000,000 shares of its common stock to officers, directors, employees and consultants. The 1997 Plan, which expires in December 2007, provides that options be granted at no less than market value on the date of the grant and may have a term of up to 10 years.

   The following table summarizes option activity outside of any formal stock option plan and under the 1990 Plan, the 1995 Plan and the 1997 Plan for the period from December 31, 1995, through December 31, 1998:


                                      Number of Shares
                                      ----------------
                             1990 Plan  1995 Plan  1997 Plan  Non-Plan  Exercise    Wtg.Avg.
                               Options   Options    Options    Options   Price      Exer.Price
                             -----------------------------------------------------------------

Balance at December 31, 1995 1,646,900   505,000              346,876 $ 1.56-14.13  $ 10.34

Granted                        540,000    18,500                   --  12.88-21.50    13.16
Exercised                    (428,231)        --            (231,252)   1.56-12.88     7.08
Expired or canceled          (558,987)  (24,000)                   --   9.13-13.88    12.82
                             --------------------------------------------------------------
Balance at December 31, 1996 1,199,682   499,500              115,624   2.92-21.50    11.59

Granted                        150,000   500,500                   --  11.13-24.50    18.69
Exercised                    (230,964)  (19,291)             (57,812)   9.00-13.88     9.66
Expired or canceled          (153,069)  (67,738)                   --   9.13-24.50    14.68
                             --------------------------------------------------------------
Balance at December 31, 1997   965,649   912,971                57,812  2.92-24.50    13.93

Granted                             --    60,000    879,700        --   8.75-19.94     9.96
Exercised                    (368,938)   (3,365)     --            --   9.00-13.88    12.44
Expired or canceled          (200,603) (146,207)     --            --   9.00-24.50    14.52
                             --------------------------------------------------------------
Balance at December 31, 1998  396,108    823,399    879,700    57,812 $ 2.92-24.50  $ 12.37


   At December 31, 1998, under the 1990 Plan, outstanding options to purchase an aggregate of 396,108 common shares were exercisable at prices ranging from $9.13 to $13.63 per share (weighted average exercise price per share of $11.09), and no options were available for grant. At December 31, 1998, under the 1995 Plan, options to purchase an aggregate of 587,174 common shares were exercisable at prices ranging from $11.25 to $24.50 per share (weighted average exercise price per share of $15.52), and 153,945 options were available for grant. At December 31, 1998, no options were exercisable under the 1997 Plan.

   The weighted-average per share grant date fair value of options granted during 1997 and 1996 for the 1990 Plan was $13.16 and $5.11, respectively. The weighted-average per share grant date fair value of options granted during 1998, 1997 and 1996 for the 1995 Plan was $10.62, $12.39 and $10.59, respectively. The weighted-average per share grant date fair value of options granted during 1998 for the 1997 Plan was $7.59.

   (e) 1990 NON-EMPLOYEE DIRECTOR AND SENIOR EXECUTIVE STOCK OPTION PLAN ("1990 SESOP"). In 1990, the Company adopted the 1990 SESOP, which, as amended, provided for the issuance of up to 1,850,000 shares of its common stock to all the Company's non-employee directors, and senior executives who are residents of Canada. Under the 1990 SESOP, which expired in October 1995, options were granted automatically to each non-employee director annually on January 1. The 1990 SESOP required that the exercise price must not be less than the market value of the stock at the date of grant. Options issued to non-employee directors under the 1990 SESOP are exercisable in Canadian currency, vest ratably over a period of three years and expire five years from the date of grant. Upon a change of control of the Company, all outstanding stock options granted under the 1990 SESOP become fully exercisable.

   (f) 1995 NON-EMPLOYEE DIRECTOR AND SENIOR EXECUTIVE STOCK OPTION PLAN ("1995 SESOP"). In 1995, the Company adopted the 1995 SESOP, which provides for the issuance of up to 500,000 shares of its common stock to all the Company's non-employee directors, and its senior executives who are residents of Canada. Under the 1995 SESOP, which expires in March 2000, options are granted automatically to each non-employee director annually on January 1. The 1995 SESOP requires that the exercise price must not be less than the market value of the stock at the date of grant. Options issued to non-employee directors vest ratably over a period of three years and expire ten years from the date of grant. Upon a change of control of the Company, all outstanding stock options granted under the 1995 SESOP become fully exercisable.

   The following table summarizes option activity under the 1990 SESOP plan and the 1995 SESOP plan from December 31, 1995 through December 31, 1998:


                                 1990         1995
                                SESOP        SESOP            Exercise Price           Wtg.Avg.
                              Plan Options Plan Options     Can.$        U.S.$      Exer.Price(U.S.)
                              ----------------------------------------------------------------------

   Balance at December 31, 1995 700,000          --      $ 1.88-15.10 $ 1.37-11.02      $  9.56

   Granted                            --    130,000                --        14.13        14.13
   Exercised                   (199,999)         --        1.88-15.10   1.37-11.01         8.47
   Expired or canceled          (10,001)   (10,000)       11.75-14.56   8.58-14.13        11.69
                                ---------------------------------------------------------------
   Balance at December 31, 1996  490,000    120,000       11.75-15.10   8.58-14.13        10.82

   Granted                            --    130,000                --        24.38        24.38
   Exercised                   (190,000)         --       12.88-15.10   9.01-10.56        10.31
   Expired or canceled                --         --                --           --           --
                                ---------------------------------------------------------------
   Balance at December 31, 1997  300,000    250,000       11.75-14.56   8.22-24.38        13.83

   Granted                            --    130,000                --        24.94        24.94
   Exercised                    (90,000)         --       12.88-14.56    8.42-9.52         8.54
   Expired or canceled                --   (20,001)                --  14.13-24.94        22.95
                                ---------------------------------------------------------------
   Balance at December 31, 1998  210,000    359,999     $ 11.75-14.56 $ 7.68-24.94      $ 16.57


   At December 31, 1998, under the 1990 SESOP, 210,000 options were exercisable at prices ranging from Can. $11.75 to Can. $14.56 (U.S. $7.68 to U.S. $9.52) per share (weighted average U.S. price of $8.55) and no options were available for grant under the 1990 SESOP. At December 31, 1998, under the 1995 SESOP, 123,234 options were exercisable at prices ranging from U.S. $14.13 to U.S. $24.38 per share (weighted average U.S. price of $17.73), and 140,001 options were available for grant. Subsequent to year end, options to acquire an additional 130,000 shares were granted under this plan at an exercise price of U.S. $8.88. The weighted-average per share grant date fair value of options granted during 1998, 1997 and 1996 for the 1995 SESOP plan was U.S. $16.96, $15.92 and U.S. $10.58, respectively.

   (g) STOCK BASED COMPENSATION PLANS. The Company applies the intrinsic value based method of accounting pursuant to APB Opinion No. 25, "Accounting For Stock Issued To Employees," and related interpretations for option grants under its stock based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Company's five stock option plans been determined on the fair value based method of SFAS No. 123, "Accounting for Stock-Based Compensation," at the grant dates for awards under these plans, the Company's net loss and loss per share for 1998, 1997 and 1996 would have been $61.0 million or a loss of $1.90 per share, $49.3 million or a loss of $1.56 per share, and $23.9 million or a loss of $0.78 per share, respectively.

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

   Pursuant to SFAS No. 123, the fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 6.04-6.41 percent for the 1990 Plan option extensions, 5.64-6.99 percent for the 1995 Plan options, 4.34-4.81 percent for the 1997 Plan options, and 5.21-6.47 percent for the 1995 SESOP options; no expected dividend yields; expected lives of between 1.5 and 4 years for the 1990 Plan option extensions, between 4 and 8 years for the 1995 Plan options, between 5 years and 8 years for the 1997 Plan, and 7-8 years for the 1995 SESOP options; and expected volatilities of 65, 58 and 78 percent. Of the 2,727,018 options outstanding at December 31, 1998, 1,316,606 options have a weighted average remaining contractual life of approximately 4.5 years. All of these options are exercisable. The remaining 1,410,412 options have a weighted average remaining contractual life of approximately 9.0 years.


   (16)  RETIREMENT AND SAVINGS 401(K) PLAN AND TRUST

   The Company's Retirement and Savings 401(k) Plan and Trust (the "Plan") became effective April 1, 1991. The Plan is a qualified profit-sharing plan with a cash or deferred compensation arrangement and discretionary matching contributions. Under the Plan, eligible employees may elect to contribute to the Plan by salary deferrals up to an annual limit, which is the lesser of 20 percent of a participant's annual compensation or the maximum allowed by law, and the Company may contribute matching amounts as provided by the Plan. Salary deferrals and matching contributions are vested immediately. The Company's matching expense, contributed in the form of the Company's common stock, was $309,000, $251,000, and $200,000 for 1998, 1997, and 1996, respectively.

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

   (17)  RELATED-PARTY TRANSACTIONS

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

     In April 1998, the Company extended a loan to its then president, related to the exercise of expiring stock options. The loan was comprised of approximately $1.0 million for the exercise of the options and $217,000 for payment of withholding taxes. The loan was made on a full recourse basis, was for a six month period, was collateralized by approximately 94,000 shares of common stock of the Company, which at the time of the loan had a fair market value of 125% of the principal amount of the loan. The loan accrued interest at a fair market rate, was repaid in full at maturity in October 1998, and the related collateral has been released.

   In November 1998, the Company completed a $25 million financing through the private placement of an offering of 4.5% Notes. BioChem and Dr. Frost, affiliates of the Company, purchased 4.5% Notes in the aggregate principal amount of $9 million and $4.25 million, respectively. In addition, Sofinov purchased 4.5% Notes in the aggregate principal amount of $6.25 million. Denis Dionne, a director of the Company, is the President of Sofinov. See Note 10 for further details.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------------------------------------

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

      The information required by this Item 10 is incorporated by reference to the discussion under the headings "Election of Directors," "Identification of Senior Management" and "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" as set forth in the Company's 1999 Proxy Statement.


ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

      The information required by this Item 11 is incorporated by reference to the discussion under the heading "Executive Compensation" and "Election of Directors - Compensation of Directors" set forth in the Company's 1999 Proxy Statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

      The information required by this Item 12 is incorporated by reference to the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" set forth in the Company's 1999 Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

      The information required by this Item 13 is incorporated by reference to the discussion under the heading "Certain Transactions" set forth in the Company's 1999 Proxy Statement.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------


A)    DOCUMENTS FILED AS PART OF FORM 10-K.
      -------------------------------------

      The following documents are filed as part of this Annual Report on Form 10-K:

      1.    Financial Statements:                                       Page
            ---------------------                                       ----

            Report of Independent Public Accountants                     50
            Consolidated Balance Sheets as of
              December 31, 1998 and 1997                                 51
            Consolidated Statements of Operations for the
              Years Ended December 31, 1998, 1997 and 1996               52
            Consolidated Statements of Shareholders' Equity (Deficit)
              for the Years Ended December 31, 1998,
              1997 and 1996                                              53
            Consolidated Statements of Cash Flows for the
              Years Ended December 31, 1998, 1997 and 1996               54
            Notes to Consolidated Financial Statements                   56

      2.    Financial Statement Schedules:
            -----------------------------

            Schedule II - Valuation and Qualifying Accounts for the
              Years Ended December 31, 1998, 1997 and 1996               81

      3.    Exhibits:   See Exhibit Index on page 83.
            --------

B)    REPORTS ON FORM 8-K.
      --------------------

      The following reports on Form 8-K were filed during the three months ended December 31, 1998:

      (1) On November 20, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 reporting the completion of a $25 million financing through the private placement of 4.5% Convertible Secured Notes due November 13, 2003.

      (2) On December 11, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 reporting that the Company's 1999 Annual Meeting of Shareholders will be held on February 23, 1999 and the record date for the meeting will be January 15, 1999.


C)    FINANCIAL STATEMENT SCHEDULES.
      -----------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To North American Vaccine, Inc. and Subsidiaries:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of North American Vaccine, Inc. (a Canadian corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated January 18, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

/s/ Arthur Andersen LLP
-----------------------

Baltimore, Maryland
January 18, 1999


                 North American Vaccine, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                For Years Ended December 31, 1996, 1997 and 1998
                                 (In thousands)


                                   Balances as of                Additions                      Balances as of
                                      Beginning         Charges to                                   End of
                                      of Period          Expense          Deductions                 Period
                                   ----------------    -------------    --------------          ---------------


PHYSICAL INVENTORY RESERVE

Year Ended December 31, 1996        $          19        $        54      $        -               $       74

Year Ended December 31, 1997        $          74        $       113      $        -               $      187

Year Ended December 31,1998         $         187        $       787      $        -               $      974

TAX VALUATION ALLOWANCE

Year Ended December 31, 1996        $      18,697        $    11,786      $        -               $   30,483

Year Ended December 31, 1997        $      30,483        $    14,645      $        -               $   45,128

Year Ended December 31,1998         $      45,128        $    14,315      $        -               $   59,443


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, North American Vaccine, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTH AMERICAN VACCINE, INC.

Dated:   January 29, 1999                 By:  /s/ Randal Chase
                                             -----------------------------------
                                             Randal Chase, Ph.D.
                                             President & Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of North American Vaccine, Inc. in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Randal Chase                                         January 29, 1999
------------------------
Randal Chase, Ph.D.
President & Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Lawrence J. Hineline                                 January 29, 1999
------------------------
Lawrence J. Hineline
Vice President-Finance

A MAJORITY OF THE BOARD OF DIRECTORS:


/s/ Francesco Bellini        January 25, 1999         /s/ Philip Frost                 January 25, 1999
----------------------                               -------------------
Francesco Bellini, Ph.D      .                       Philip Frost, M.D.

/s/ Alain Cousineau          January 25, 1999         /s/ Lyle Kasprick                January 25, 1999
----------------------                               -------------------
Alain Cousineau                                      Lyle Kasprick

/s/ Jonathan Deitcher        January 25, 1999         /s/ Francois Legault             January 29, 1999
----------------------                               -------------------
Jonathan Deitcher                                    Francois Legault

/s/ Denis Dionne             January 25, 1999
----------------------                               --------------------
Denis Dionne                                         Sharon Mates, Ph.D.               January ___, 1999

/s/ Gervais Dionne           January 25, 1999         /s/ Richard C. Pfenninger, Jr.
----------------------                               ------------------------------
Gervais Dionne, Ph.D.                                Richard C. Pfenninger, Jr.        January 25, 1999

/s/ Neil W. Flanzraich       January 28, 1999
----------------------
Neil W. Flanzraich


                                        EXHIBIT INDEX

EXHIBIT
NO.         DESCRIPTION
---         -----------

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

10.6*  North American Vaccine, Inc. Share Option Plan, as amended. (7)

10.9 Form of Indemnification Agreement among NAV, American Vaccine, IVAX, Frost-Nevada and Ronald D. Sekura, Ph.D. (1)

EXHIBIT
NO.         DESCRIPTION
---         -----------

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

10.22 Amended and restated master agreement dated June 20, 1994 among NAV, BioChem, IVAX, D&N Holding Company, Frost-Nevada and Phillip Frost. (9)

10.23  Share  exchange  agreement  dated April 20, 1994 between NAV and BioChem.
       (8)

10.25* North American Vaccine, Inc. 1995 Share Option Plan. (10)

10.26* North  American  Vaccine,  Inc.  1995  Non-Employee  Director  and Senior
       Executive Stock Option Plan. (11)

10.27 Clinical Development Agreement dated December 22, 1995 between NAV and Pasteur Merieux Serums et Vaccins ("PMSV") [with certain confidential information deleted therefrom]. (12)

10.28 License Agreement dated December 22, 1995 between NAV and PMSV [with certain confidential information deleted therefrom]. (12)

10.29  Indenture dated May 7, 1996 between NAV and Marine Midland Bank. (13)

10.30 Registration Rights Agreement dated May 1, 1996 between NAV, Goldman, Sachs & Co. and UBS Securities LLC. (13)

10.32  Stock   Purchase   Agreement   dated  October  11,  1996  between  Abbott
       Laboratories and NAV. (14)

10.33 Assets Purchase Agreement dated October 17, 1996 among NAV, Cephalon Property Management, Inc. ("CPMI") and Cephalon, Inc. [with certain confidential information deleted therefrom]. (14)

10.34 Assignment and Assumption of Leases dated November 12, 1996 between CPMI and NAV. (15)

10.35  Master  Agreement dated November 1, 1996 between NAV and General Electric
       Capital  Corporation  [with  certain  confidential   information  deleted
       therefrom]. (15)

10.36* North American Vaccine, Inc. 1997 Share Option Plan. (16)

EXHIBIT
NO.         DESCRIPTION
---         -----------

10.37  Lease  Agreement  dated  as of  March  25,  1998  between  ARE-10150  Old
       Columbia, LLC and the Company [with certain confidential information deleted therefrom]. (17)

10.38 Indenture dated November 12, 1998 by and between the Company and Bankers Trust Company, as Trustee. (18)

10.39 Security and Pledge Agreement dated November 12, 1998 by and between the Company and Bankers Trust Company, as Trustee. (18)

10.40* North  American  Vaccine,  Inc.  1999  Non-Employee  Director  and Senior
       Executive Stock Option Plan.

10.41 First Amendment to the Lease Agreement dated as of January 21, 1999 between Liberty Property Limited Partnership and Amvax, Inc. f/k/a Selcore Laboratories, Inc.

21     Subsidiaries. (5)

23     Consent of Independent Public Accountants.

27     Financial Data Schedule.

-----------------------------
*      Management contract or compensatory plan or arrangement.

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

(9) This exhibit is incorporated herein by this reference to Exhibit 99.1 in the Company's Registration Statement on Form S-3 (Registration No. 33-78002) filed with the SEC and withdrawn from registration on November 23, 1994.

(10) This exhibit is incorporated herein by this reference to Exhibit 4.1 in the Company's Registration Statement on Form S-8 (Registration No. 33-80479) filed with the SEC and effective as of December 15, 1995.

(11) This exhibit is incorporated herein by this reference to Exhibit 4.2 in the Company's Registration Statement on Form S-8 (Registration No. 33-80479) filed with the SEC and effective as of December 15, 1995.

(12)   This   exhibit  is   incorporated   herein  by  this   reference  to  the
       corresponding exhibit in the Company's Form 10-K Annual Report for the Year Ended December 31, 1995 (File No. 1-10451).

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

(16)   This   exhibit  is   incorporated   herein  by  this   reference  to  the
       corresponding exhibit in the Company's Form 10-K Annual Report for the Year Ended December 31, 1997 (File No. 1-10451).

(17)   This   exhibit  is   incorporated   herein  by  this   reference  to  the
       corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended March 31, 1998 (File No. 1-10451).

(18)   This   exhibit  is   incorporated   herein  by  this   reference  to  the
       corresponding exhibit in the Company's Current Report on Form 8-K filed with the SEC on November 20, 1998 (File No. 1-10451).