Form 10-Q
period 1999-03-31
NORTH AMERICAN VACCINE INC
filed 1999-04-23
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Yes   X      No
     ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR  VALUE, OUTSTANDING AS  OF  APRIL  22,  1999  -- 32,281,576
SHARES

                                TABLE OF CONTENTS



                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................   3

           Consolidated Balance Sheets..................................   4

           Consolidated Statements of Operations........................   5

           Consolidated Statements of Shareholders' Deficit.............   6

           Consolidated Statements of Cash Flows........................   7

           Notes to Condensed Consolidated Financial Statements.........   9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................  13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...  22


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..........  24

Item 5.    Other Information............................................  25

Item 6.    Exhibits and Reports on Form 8-K.............................  25


SIGNATURES .............................................................  26

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1999, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1999.




NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                    MARCH 31,      DECEMBER 31,
                                                                     1999            1998
                                                                 --------------  --------------
                                                                  (UNAUDITED)

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 13,487        $ 22,953
  Accounts receivable                                                1,537           1,625
  Inventory                                                          4,642           4,067
  Prepaid expenses and other current assets                          1,262             998
                                                                 --------------  --------------
          Total current assets                                      20,928          29,643
Property, plant and equipment, net                                  25,133          25,315
Investment in affiliate, at market                                     -             1,554
Deferred financing costs, net                                        2,363           2,505
Cash restricted for lease obligation                                 4,470           4,877
Other assets                                                           731             631
                                                                 --------------  --------------
     TOTAL ASSETS                                                 $ 53,625        $ 64,525
                                                                 ==============  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                 $ 3,032         $ 3,881
  Deferred revenue                                                     485             850
  Obligation under capital leases, current portion                   1,839           1,754
  Other current liabilities                                          7,337           5,848
                                                                 --------------  --------------
         Total current liabilities                                  12,693          12,333

6.5% Convertible subordinated notes, due May 1, 2003                83,734          83,734
4.5% Convertible secured notes, due November 13, 2003               25,000          25,000
Obligation under capital leases, net of current portions             1,987           2,356
Deferred rent credits, net of current portion                          111              76
                                                                 --------------  --------------
     Total liabilities                                             123,525         123,499

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock, no par value; unlimited shares
  authorized-Series A, convertible; issued and
     outstanding 2,000,000 shares; entitled to
     Can $2.50 per share (or U.S. $3.3 million
     in the aggregate) in liquidation                                6,538           6,538
  Common stock, no par value; unlimited shares
    authorized; issued 32,281,576 shares at
    March 31, 1999 and 32,216,096 shares at                         81,079          80,824
    December 31, 1998
  Additional paid-in capital                                        11,956          11,956
  Cumulative comprehensive income excluded
    from net loss                                                      -               926
  Accumulated deficit                                             (169,473)       (159,218)
                                                                 --------------  --------------
         Total shareholders' deficit                               (69,900)        (58,974)

                                                                 --------------  --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $ 53,625        $ 64,525
                                                                 ==============  ==============

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                             THREE MONTHS ENDED
                                             MARCH 31,
                                                1999           1998
                                            --------------  ------------

 REVENUES:
      Product sales                               $ 1,159         $ 263
      Marketing, research and development             365           571
        agreements                          --------------  ------------
           Total revenues                           1,524           834
                                            --------------  ------------

 OPERATING EXPENSES:
     Production                                     4,790         4,981
     Research and development                       3,768         4,043
     Selling, general and administrative            2,549         2,507
                                            --------------  ------------
           Total operating expenses                11,107        11,531
                                            --------------  ------------

 OPERATING LOSS                                    (9,583)      (10,697)

 OTHER INCOME (EXPENSE):
     Gain on sale of investment in affiliate          952             -
     Interest and dividend income                     254           554
     Interest expense                              (1,878)       (1,617)
                                            --------------  ------------
 NET LOSS                                       $ (10,255)    $ (11,760)
                                            ==============  ============

 BASIC AND DILUTED NET LOSS PER SHARE             $ (0.32)      $ (0.37)

 WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                                  32,271        32,034

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(IN THOUSANDS)
(UNAUDITED)


                            SERIES A                                                         CUMULATIVE
                            CONVERTIBLE                                                     COMPREHENSIVE                 TOTAL
                            PREFERRED STOCK               COMMON STOCK        ADDITIONAL        INCOME        ACCUM-      SHARE-
                            -----------------------------------------------    PAID-IN      EXCLUDED FROM     ULATED      HOLDERS'
                                 SHARES     AMOUNT    SHARES       AMOUNT      CAPITAL         NET LOSS       DEFICIT     DEFICIT
                            ------------------------------------------------------------------------------------------------------


Balance,
  December 31, 1998              2,000      $6,538   32,216        $80,824    $11,956            $ 926      $(159,218)   $(58,974)
Net loss                            -            -        -             -          -                -         (10,255)    (10,255)
Increase in market
  value of investment               -            -        -             -          -                26            -            26
Realized investment
  holding gain                      -            -        -             -          -              (952)           -          (952)
                                                                                                                        ----------
Comprehensive loss                                                                                                        (11,181)
Exercises of stock
  options                           -            -       58            169         -                -             -           169
Shares issued under
  401(k) plan                       -            -        8             86         -                -             -            86
Balance,
                            ------------------------------------------------------------------------------------------------------
  March 31, 1999                 2,000      $6,538   32,282        $81,079    $11,956            $  -       $(169,473)   $(69,900)
                            ======================================================================================================

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                  1999                      1998
                                                                               -------------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (10,255)           $ (11,760)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Gain on sale of investment in affiliate                                           (952)                   -
        Depreciation and amortization                                                    1,576                2,042
        Amortization and reduction of deferred financing costs                             142                  122
        Contribution of common stock to 401(k) plan                                         86                   69
        Increase in other assets                                                          (100)                (138)
        Increase (decrease) in deferred rent                                                17                  (24)
        Cash flows (used in) provided by other working capital items                      (459)               1,057
                                                                               -------------------     -------------
              Net cash used in operating activities                                     (9,945)              (8,632)
                                                                               -------------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (1,134)                (605)
    Proceeds from sale of investment in affiliate                                        1,581                    -
                                                                               -------------------     -------------
               Net cash provided by (used in) investing activities                         447                 (605)
                                                                               -------------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercises of stock options, net                                          169                  851
    Principal payments on capital lease obligations                                       (544)                (383)
    Cash restricted for capital lease obligation                                           407                    -
                                                                               -------------------     -------------
               Net cash (used in) provided by financing activities                          32                  468
                                                                               -------------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (9,466)              (8,769)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          22,953               45,502
                                                                               -------------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 13,487             $ 36,733
                                                                               ===================     =============


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)
(UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                  1999                      1998
                                                                               -------------------     ------------------
CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

    (Increase) decrease in :
          Accounts receivable                                                           $   88              $    (192)
          Inventory                                                                       (575)                   218
          Prepaid expenses and other current assets                                       (265)                  (645)

    Increase (decrease) in :
          Accounts payable                                                                (849)                   278
          Deferred revenue and other current liabilities                                 1,142                  1,398
                                                                               -------------------     ------------------
    Net cash (used in) provided by other working capital items                          $ (459)             $   1,057
                                                                               ===================     ==================



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                                                                 $   98              $     132
                                                                               ===================     ==================

 Equipment acquired through capital lease                                               $  260              $      -
                                                                               ===================     ==================



                  NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BUSINESS

The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults. In July 1998, the Company received marketing authorization from the U.S. Food and Drug Administration ("FDA") to market its DTaP vaccine (Certiva(TM)) in the United States for the prevention of diphtheria, tetanus, and pertussis (whooping cough). Under a marketing agreement between the Company and Abbott Laboratories ("Abbott"), Abbott markets Certiva(TM) to private physicians and managed care markets in the United States for immunization of infants and children. Abbott began the launch of Certiva(TM) in October 1998. The Company markets Certiva(TM) in the U.S. to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). Previously, in 1996, regulatory approval for a European formulation of Certiva(TM) was granted in Sweden, and regulatory approval of a combined DTaP-IPV (polio) vaccine was granted in Denmark. In April 1997, regulatory approval for the Company's monovalent acellular pertussis ("aP") vaccine to vaccinate children was also granted in Sweden, thereby expanding the market for the Company's aP vaccine. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted by Denmark for the DTaP-IPV vaccine. The mutual recognition procedure now requires that each of these regulatory authorities, upon receipt of certain prescribed information, issue the national marketing authorization for the product. In January 1999, Germany issued its national marketing authorization for the Company's DTaP-IPV vaccine. The Company has appointed Chiron Behring GmbH & Co. ("Chiron") to market and distribute the DTaP-IPV product in Germany and Austria. Statens Serum Institut, Copenhagen, Denmark, holds the product registrations and will market and distribute the product in the Scandinavian, Baltic and other countries comprising its territory.

2. SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF ACCOUNTING AND CURRENCY. The Company is a Canadian corporation incorporated under the Canadian Business Corporations Act ("CBCA") on August 31, 1989. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and are denominated in U.S. dollars, because the Company conducts the majority of its transactions in this currency. The application of Canadian GAAP would not result in material adjustments to the accompanying financial statements except for the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, and the interest charge of $12.0 million related to the issuance of the 4.5% Convertible Secured Notes due November 13,

2003 ("4.5% Notes") during the fourth quarter of 1998. Under Canadian GAAP, the beneficial conversion feature of the 4.5% Notes would be assigned a value and reported as additional equity to be amortized to retained earnings ratably over the term of the 4.5% Notes rather than being charged to interest in 1998. The effect of foreign currency translation has been immaterial.

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

(D) SEGMENT REPORTING. In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. Product sales in the United States were approximately $796,000 and $0 for the first quarters ended March 31, 1999 and 1998, respectively. Product sales to Europe were approximately $363,000 and $263,000 for the first quarters ended March 31, 1999 and 1998, respectively. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.

2. PROPERTY, PLANT AND EQUIPMENT

In March 1998, the Company leased an approximately 75,500 square foot facility to be used for research, development, general and administrative functions and for future expansion of the Company's operations. The lease is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company has the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the facility during specified periods of the lease term. The landlord provided the Company a tenant improvement allowance of approximately $1.4 million.

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

                                         March 31,    December 31,
                                           1999            1998
                                         ---------    ------------
                                              (in thousands)
           Raw materials                 $ 2,392       $  2,509
           Work in process                 1,856          1,024
           Finished goods                    394            534
                                        --------       --------
                Total                    $ 4,642       $  4,067
                                        ========       ========


4. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following components:

                                            March 31,      December 31,
                                               1999            1998
                                            ---------      ------------
                                                 (in thousands)
Accrued interest                           $ 2,741          $ 1,103
Payroll and fringe benefits                  1,698            1,702
Accrued taxes                                1,053            1,149
Reserve for contract loss                      720              720
Accrued consulting and professional fees       348              353
Accrued costs of clinical trials               113              216
Other accrued liabilities                      664              605
                                          --------         --------
Total other current liabilities            $ 7,337          $ 5,848
                                          ========         ========



5.  RESTRICTED CASH AND OBLIGATIONS UNDER CAPITAL LEASE

In connection with an operating lease for a 35,000 square foot development and production facility, the Company entered into an agreement that included the purchase and lease of equipment and leasehold improvements. As part of the operating lease, the Company assumed the underlying real estate leases which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, there are certain financial covenants that obligate the Company to maintain certain cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes), and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit decreases on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $4.5 million at March 31, 1999. The letter of credit will expire by its terms on November 1, 2000.

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

On November 12, 1998, the date on which the 4.5% Notes were issued, the closing price for the Company's Common Stock was $12.625, which exceeded the initial conversion price for the 4.5% Notes. The difference between the initial conversion price and the fair market value per share on the date of issue of the 4.5% Notes, for the number of equivalent shares, has been recognized and recorded as paid in capital, thus increasing the effective interest rate of the 4.5% Notes. Given that the 4.5% Notes are immediately convertible, the interest expense of approximately $12.0 million was recognized immediately and was included in the 1998 Consolidated Statements of Operations.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         --------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

THE FOLLOWING PARAGRAPHS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE
FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS AND TIMING FOR FILING FOR AND OBTAINING REGULATORY APPROVAL, THE PROSPECTS FOR AND TIMING OF MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR AND TIMING OF INCREASING PRODUCTION CAPACITY AND EFFICIENCY, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, PROSPECTS FOR REDUCED PRODUCTION COSTS, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS OR FROM FURTHER
FINANCINGS, PROSPECTS FOR COMPLETING NEW BUSINESS COLLABORATION ARRANGEMENTS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, PROJECTED RESULTS OF OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES AND COST REDUCTIONS. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS AND FACILITIES BY REGULATORY AGENCIES INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA"); THE PRODUCTION OF VACCINES; THE TIMING FOR AND EFFICIENCIES RECOGNIZED FROM PRODUCT CAPACITY IMPROVEMENTS; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUM INSTITUT ("SSI"), AND DISTRIBUTORS; UNCERTAINTIES RELATING TO
CLINICAL TRIALS; AND THE TIMING AND NECESSITY FOR EXPENDITURES AND/OR COST REDUCTIONS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE 1998 ANNUAL REPORT ON FORM 10-K, TO WHICH THE READER'S ATTENTION IS DIRECTED.

BACKGROUND
----------

         The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults.

         In April 1999, the Company announced that it had significantly shortened the timeline for preparing and submitting an application for regulatory approval to sell its group C meningococcal conjugate vaccine in the United Kingdom. The Company anticipates that during the fourth quarter of 1999 it will file with the U.K. regulatory authorities the application for approval of its group C meningococcal conjugate vaccine.

         In July 1998, the Company received FDA approval to manufacture and market its DTaP vaccine Certiva(TM) in the United States. Under the FDA approval, Certiva(TM) is indicated for active immunization against diphtheria, tetanus and pertussis (whooping cough) in infants and children six weeks to seven years of age. The Company produces the monocomponent acellular pertussis toxoid and formulates the final product with diphtheria and tetanus toxoids manufactured and supplied by SSI.

         Under a marketing agreement between the Company and Abbott Laboratories ("Abbott"), Abbott markets Certiva(TM) to private physicians and managed care markets in the United States for immunization of infants and children. Abbott began the launch of Certiva(TM) in October 1998. The Company markets Certiva(TM) and the combination vaccines in the U.S. to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). The marketing agreement also will allow Abbott to market the Company's DTaP-HIB, DTaP-IPV and DTaP-IPV-HIB combination vaccines in the U.S., which are under development.

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

         FDA approval of Certiva(TM) followed regulatory approval in various European countries of vaccines using the Company's acellular pertussis vaccine. The Swedish Ministry of Health granted regulatory approval in February 1996 to market a European formulation of Certiva(TM). This marketing authorization was the first regulatory approval for any of the Company's products. In addition, the Danish National Board of Health granted regulatory approval in September 1996 of the DTaP vaccine combined with an enhanced inactivated polio vaccine ("DTaP-IPV") for all primary and booster doses for infants and children in Denmark. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted to SSI by Denmark for the DTaP-IPV vaccine. The mutual recognition procedure now requires that these regulatory authorities issue national marketing authorizations upon receipt of certain information. In January 1999, Germany issued its national marketing authorization for the Company's DTaP-IPV vaccine. The Company has appointed Chiron Behring GmbH & Co. ("Chiron") to market and distribute the DTaP-IPV product in Germany and Austria. SSI holds the European product registrations and will market and distribute the product in the Scandinavian, Baltic and other countries comprising its territory ("SSI's Territory").

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

         In May 1996, the Company completed an offering of 6.50% convertible subordinated notes in the principal amount of $86.25 million due in full on May 1, 2003 ("6.5% Notes"). The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semi-annually on May 1 and November 1 each year. The 6.5% Notes are convertible into shares of the Company's Common Stock, at a conversion price of approximately $24.86 per share, are subordinated to present and future senior indebtedness of the Company, will not restrict the incurrence of future senior or other indebtedness by the

Company, and are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999, at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the 6.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. In December of 1997, approximately $2.5 million of the principal amount of the 6.5% Notes were converted into 101,207 shares of the Company's Common Stock. As of March 31, 1999, the principal amount of the outstanding notes was $83.7 million.

         In November 1998, the Company completed a private placement of $25 million aggregate principal amount of 4.5% Convertible Secured Notes due November 13, 2003 ("4.5% Notes"). The 4.5% Notes are convertible into the Company's Common Stock at a conversion price of approximately $8.54 per share, equivalent to a conversion rate of 117.0878 shares per $1,000 principal amount of the 4.5% Notes. The 4.5% Notes are secured by certain assets of the Company, are otherwise subordinated in right of payment to all existing and future senior indebtedness of the Company, do not restrict the incurrence of future senior or other indebtedness of the Company and will be redeemable, in whole or in part, at the option of the Company on or after November 13, 1999. Upon a change in control, the Company will be required to offer to purchase all of the 4.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus accrued interest. The repurchase price will be payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The 4.5% Notes were issued to certain existing shareholders, affiliates and accredited investors, including BioChem Pharma Inc. and Phillip Frost, M.D., which purchased 4.5% Notes in the principal amount of $9 million and $4.25 million, respectively. In addition, Societe financiere d'innovation inc. ("Sofinov"), a high technology investment fund that is a subsidiary of La Caisse de depot et placement du Quebec, purchased 4.5% Notes in the aggregate principal amount of $6.25 million. Denis Dionne, a director of the Company, is the President of Sofinov.

         The Company had 314 and 275 employees as of March 31, 1999 and 1998, respectively.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         In 1999, the Company recognized total revenue of $1.5 million of which approximately $800,000 was from product sales of Certiva(TM) to government agencies and to Abbott, approximately $360,000 was from sales of product to SSI and approximately $365,000 was under collaborative agreements. Revenue from collaborative agreements consists of development funding under the Company's agreement with Abbott. Revenue in 1998 totaled $834,000 of which approximately $263,000 was from sales of product to SSI and the remaining from collaborative agreements.

         Production expenses were $4.8 million in 1999 compared to $5.0 million in 1998. The decrease in these expenses in 1999 is primarily attributable to the capitalization of costs to produce Certiva(TM) inventory for sale in the United States and to a much lesser extent lower material costs and lower depreciation expense related to the use of an accelerated depreciation method in prior years. These decreases were offset by higher labor expenses, attributable primarily to an increase in the number of employees and to required FDA post-marketing licensing and surveillance expenses. Costs attributable to Certiva(TM) production were expensed until regulatory approval was obtained in the third quarter of 1998.

         Research and development expenses were $3.8 million in 1999 compared to $4.0 million in 1998. The decrease is attributable primarily to lower depreciation expense related to the use of an accelerated depreciation method prior to 1998, amounts received in 1998 as reimbursement for expenses under a collaborative agreement and lower regulatory consulting expense. This decrease was offset in part by higher building costs associated with the new 75,500 square foot leased facility and increases in labor costs attributed to additional employees for product development projects.

         General and administrative expenses were $2.5 million in 1999 and 1998. In 1999, there were increases in litigation related legal expenses, as well as increased building costs associated with the new facility obtained in the second quarter of 1998. These increases were offset by decreases in outside marketing related costs.

         In March 1999, the Company sold the remaining 125,000 shares of its investment in IVAX Corporation ("IVAX") common stock generating gross proceeds of approximately $1.6 million and income of $952,000.

         Interest and dividend income decreased to $254,000 in 1999 from $554,000 in 1998. This reduction is due primarily to a decrease in the average cash balance.

         Interest expense increased to $1.9 million in 1999 from $1.6 million in 1998. The increase is due to the increased debt related to the 4.5% Notes offset in part by principal payments made on the equipment lease.

         The factors cited above resulted in a net loss of $10.3 million or $0.32 per share in 1999 as compared to a net loss of $11.8 million or $0.37 per share in 1998. Without the gain on sale of the investment in an affiliate, the net loss in 1999 would have been $11.2 million or $0.35 per share. The weighted-average number of common shares outstanding was 32.2 million for 1999 compared to 32.0 million for 1998. The increase in the number of weighted-average shares outstanding for 1999 as compared to 1998 is attributable primarily to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES; OUTLOOK
----------------------------------------

         The Company's cash requirement for operations for the first quarter was $9.9 million as compared to $12.6 million in the fourth quarter of 1998. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under license, marketing, distribution and/or development agreements and further adjusted by the timing of proceeds from the sale of an investment in an affiliate.

         At March 31, 1999, the Company had cash and cash equivalents of approximately $13.5 million. In addition, the Company had $4.5 million of restricted cash pledged as collateral under the letter of credit agreement, which will be reduced in amount as payments are made under the equipment lease described in Note 5. In March 1999, the Company sold all 125,000 shares of its investment in IVAX resulting in net proceeds of approximately $1.6 million.

         PROJECTED RESULTS FROM OPERATIONS. The Company anticipates that it will report a net loss of between $9.0 and $11.0 million for the second quarter of 1999. It will likely continue to incur quarterly net operating losses during the second half of 1999, based upon several factors, although, the projected losses are expected to be in lesser amounts. The factors included in assessing the projected losses include, among others: limited projected revenues; current manufacturing limitations; the timing and amount of milestone payments under existing collaboration agreements; the timing and amount of up-front and other payments under anticipated license, distribution, marketing and collaboration agreements, all as more completely discussed in the following paragraphs.

         As described above, quarterly operating results will be affected by the revenue associated with the launch of Certiva(TM), which began during the middle of the fourth quarter of 1998. Revenues from the sale of Certiva(TM), although encouraging, were limited. The reported net sales during the first quarter of 1999 and the fourth quarter of 1998 were approximately $800,000 and $1.2 million, respectively. The Company anticipates growing but limited revenues during the remainder of 1999 as Certiva(TM) continues to be introduced to U.S. pediatricians and other vaccine purchasers and as its acellular pertussis toxoid is sold to SSI for further manufacturing and sale in SSI's Territory. Moreover, the Company has received national marketing authorization for the sale and distribution of its DTaP-IPV vaccine in Germany, and has national marketing authorization pending in Austria. The Company is presently developing, with Chiron, a product launch schedule for Germany, which should contribute to further revenues during 1999. For the reasons described below, however, revenues associated with Certiva(TM) sales and further product launches alone are not expected to be sufficient to achieve profitability during 1999 and into 2000.

         As noted above, quarterly operating results will be affected by various manufacturing limitations. The Company's manufacturing facility has limited production capacity based on the present size, configuration, equipment, processes and methods utilized to produce Certiva(TM) and its acellular pertussis toxoid. In addition, production expenses are mainly fixed and consist primarily of expenses relating to the operation of its production facility and maintaining a ready work force. Further, from time to time, the Company experiences disruptions and production failures. These disruptions and failures increase unit production costs as units are lost in the production process. These factors have contributed to higher production costs for the Company's acellular pertussis products, which costs currently exceed their net realizable value. These excess costs are expensed in the quarter incurred. Thus, during the first three quarters of 1999, the Company expects that costs to produce Certiva(TM) and the acellular pertussis toxoid will exceed their respective net selling prices.

         In order to address these production limitations, the Company is modifying its existing facilities and operations in a manner intended to significantly expand production capacity and efficiency. These enhancements began during the first quarter and are on track to be completed in the third quarter of 1999. Following completion of these enhancements, the Company believes that the manufacturing facility will have substantially increased production capacity and output, that unit production costs will be reduced significantly and that Certiva(TM) would be produced in sufficient quantities to generate a gross profit based on current known pricing arrangements, current competitive environment, and projected mix of customer purchases.

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

         In addition, the Company is also in various stages of discussions with third parties regarding various business arrangements ranging from distribution agreements for one or more products in selected markets, collaboration agreements for one or more products to expedite commercialization timelines, to joint ventures, and business combinations. The Company has begun this process with the intention of expeditiously completing one or more of these arrangements. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any such agreement will be significant.

         The foregoing paragraphs include forward looking statements including statements as to: revenue projections, earnings (losses) and likelihood of further regulatory approvals; the ability of the Company to timely and efficiently expand its production capacity and lower unit costs; and the ability of the Company to address production failures, among others. The factors that affect the level of future revenues from product sales include, among other things, the ability of the Company and its distribution partners to effectively position the Company's products against competitive products (including safety, efficacy, and pricing), the Company's ability to manufacture and deliver products in accordance with customer orders, the timing and amount of product orders, and the timing of future product launches. The factors that affect the ability of the Company to timely and efficiently expand its production capacity include, among others, the adequacy of engineering designs, the availability of needed equipment, the manufacturing experience with these enhancements, the timeliness of regulatory review of modifications, and the acceptability of such modifications to the applicable regulatory authorities. There can be no assurances that the Company's plans to increase production capacity and output will be effective or result in anticipated production efficiencies and reduced unit cost or will be acceptable to any regulatory agency. In addition, there are no assurances that the steps taken by the Company to address production disruptions and failures will be effective or that disruptions and failures will not continue in the future. Production disruptions or failures could have a material adverse effect on the Company's future operating results and could affect the Company's existing licenses as well as any applications for approval for its products or the timing of such approval. No assurances can be given that the Company will be successful in maintaining consistent and continuous commercial production of its products. Further, because the Company's manufacturing operations are located principally in one facility, any condition or event that adversely affects the condition or operation of such facility would have a material adverse affect on the Company's financial condition and future results of operations.

         PROJECTED CASH REQUIREMENTS FOR OPERATIONS. The cash requirements for operations in the second quarter of 1999 are projected to be between $11.0 and $12.0 million, and between $36.0 and $42.0 million for 1999. This range could be affected by possible additional cash requirements associated with an acceleration of the group C meningococcal vaccine development program. The second quarter cash requirement is anticipated to be higher than that incurred in the first quarter of 1999 due primarily to the semi-annual interest payment of $2.7 million on the 6.5% Notes and the approximately $600,000 payment due on the 4.5% Notes both to be paid in May 1999. The foregoing is a forward looking statement and the factors which affect the actual cash required for operations could include, among other things: production levels of vaccine product for commercial sale; production of vaccine for clinical investigations; marketing costs associated with the launch of Certiva(TM) in the United States; regulatory authorization to commence clinical investigations; timing for the commencement of planned clinical trials; and the level of expenditures for the Company's ongoing research and development program, which includes the acceleration of the group C meningococcal vaccine program. See "Funding Sources," below.

         CAPITAL EXPENDITURES. Total capital expenditures for the first quarter of 1999 were $1.4 million which includes a $260,000 capital lease for equipment. As noted above, the Company is expanding its manufacturing capacity and efficiency for its acellular pertussis toxoid and Certiva(TM). Total projected capital expenditures for the remainder of 1999 for facilities, modifications, equipment, systems and other capital additions could range between $2.5 million to $3.5 million, before giving effect to possible equipment additions that may be required for the acceleration of the group C meningococcal vaccine program. The foregoing include forward looking statements. The amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation, the equipment purchases required in order to expand the Company's production capacity; and the amount and timing of unanticipated costs to replace or repair existing equipment and systems in order to keep facilities operational and in compliance with regulatory requirements.

         FUNDING SOURCES. To maintain the Company's production, research, development and growth at current levels, present cash and cash equivalents, expected product sales of Certiva(TM) and the Company's other products, and revenues from existing collaborative agreements are not expected to provide sufficient cash to fund the Company's operations, debt service payments and capital expenditures for the remainder of 1999 and into 2000. Accordingly, management has adopted and is implementing programs to reduce net cash used in operations. These programs are designed to cut costs, more efficiently utilize space, and enhance the potential for increased revenue through expanded production capacity, among other things. More than fifteen areas have been identified to achieve cost savings opportunities and spending plans have been adjusted accordingly to reduce the net cash used in operations. The Company will be reducing its facilities costs by exercising an early lease cancellation for unneeded office and warehouse space, and more efficiently utilizing the space in the Company's other facilities. On the funding side, the Company intends to: enter into new license, marketing, distribution and/or development agreements that are currently under active discussion; enter into a sale and lease-back of the Company's one owned facility; and obtain one or more lines of credit, which may be secured by accounts receivable, inventory or other assets of the Company. The Company believes that it may meet 1999 cash requirements for operations through these efforts, although there are no assurances in this regard. The foregoing include forward looking statements, and the factors that will determine whether the Company will require additional funding include, without limitation, the amount and timing of product sales, the amount and timing of payments under existing and new collaborative agreements and the amount and timing of any proceeds from other previously identified funding sources.

         If the Company is unable to complete the transactions noted above and/or proceeds from the transactions are inadequate, the Company would be required to obtain additional funding through the sale of debt and/or equity securities and/or reduce cash requirements through significant reductions in operating levels. There can be no assurances that the Company will be able to obtain debt or equity financing on favorable terms or in amounts required to meet future cash requirements, or that the Company, if necessary, would be successful in reducing operating levels or effectively controlling costs, or that if operating levels are reduced, the Company would be able to maintain operations for any extended period of time.

         The foregoing paragraphs contain only a partial description of the factors affecting the Company's business prospects and risk factors affecting future operations. Reference is made to the risk factors and other information described elsewhere in this management's discussion and analysis of financial condition and results of operations, including in the first paragraph hereof, and in the Company's other filings with the SEC, for a more complete description of the risks and uncertainties affecting the Company and its business.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. Product sales in the United States were approximately $796,000 and $0 for the quarters ended March 31, 1999 and 1998, respectively. Product sales to Europe were approximately $363,000 and $263,000 for the quarters ended March 31, 1999, and 1998, respectively. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.

IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY
--------------------------------------------

         The Year 2000 issue is the result of some computers, software and other equipment, including computer code, in which calendar year data is abbreviated to only two digits. Management has initiated a company-wide program to prepare the Company's information systems for the year 2000. Based on a recent internal interim assessment, the Company believes that the principal management information system software that is currently being implemented is designed to be Year 2000 compliant. However, there can be no assurances in this regard. The Company intends to test the system for Year 2000 compliance. The Company also uses various "off the shelf" software applications for the storage and analysis of various types of data and systems. Management is dependent on this software for day-to-day operations. The Company has substantially completed the inventory of its information technology and date-sensitive systems. The Company is currently completing the assessment phases and has commenced the required remediation of noncompliant systems to achieve Year 2000 qualification. This is an ongoing process and the Company is unable at this time to assess the impact, if any, this program might ultimately have on the Company's systems and operations or its future financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company does not have significant exposure to changing interest rates on invested cash at March 31, 1999. The Company invests in U.S. Treasury bills and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at March 31, 1999, is low, as the investments mature within three months.

         The Company had $25 million of 4.5% Convertible Secured Notes at March 31, 1999, which bear interest at 4.5% per annum and mature in November 2003. The Company does not have significant exposure to changing interest rates related to the 4.5% Notes because the interest rate on these notes is fixed.

         The Company had $83.7 million of 6.5% Convertible Subordinated Notes at March 31, 1999, which bear interest at 6.5% per annum and mature in May 2003. The Company does not have significant exposure to changing interest rates related to the 6.5% Notes because the interest rate on these notes is fixed.

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

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company's 1999 Annual Meeting of Shareholders was held on February 23, 1999. The matters voted on and approved by the shareholders at the meeting, together with a tabulation of the respective votes, are as follows:

1. ELECTION OF DIRECTORS. The following individuals were elected, by the following votes, to serve as the directors of the Company until the Company's next annual meeting of shareholders, or until their respective successors are duly elected and qualified or until their prior resignation or removal:

                  Name                 For        Withheld
                  ----                 ---        --------

              Neil Flanzraich      28,650,520     330,265
              Francesco Bellini    28,650,520     330,265
              Phillip Frost        28,650,520     330,265
              Alain Cousineau      28,650,520     330,265
              Jonathan Deitcher    28,650,520     330,265
              Denis Dionne         28,650,520     330,265
              Gervais Dionne       28,650,520     330,265
              Lyle Kasprick        28,650,520     330,265
              Francois Legault     28,650,520     330,265
              Richard Pfenniger    28,650,520     330,265
              Randal Chase         28,650,520     330,265


              There were no broker non-votes or abstentions in the election of directors. These individuals constitute the Company's entire Board of Directors.

2. APPROVAL OF THE COMPANY'S 1999 NON-EMPLOYEE DIRECTOR AND SENIOR EXECUTIVE STOCK OPTION PLAN. The Company's 1999 Non-Employee Director and Senior Executive Stock Option Plan was duly approved by the following vote:

                       For             Against        Abstain   Broker Non-Votes
                       ---             -------        -------   ----------------
                   27,952,243          712,994        315,548          N/A

3. APPOINTMENT OF ACCOUNTANTS. Arthur Andersen LLP was duly appointed as independent public accountants of the Company for the year ending December 31, 1999, by the following vote:

                                              For          Against     Abstain
                                              ---          -------     -------

Appointment of Arthur Andersen LLP        27,889,040       48,252      33,493
as independent public accountants
of the Company

There were no broker non-votes in the appointment of the independent public accountants.

ITEM 5.   OTHER INFORMATION
          -----------------

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits
               --------

               Exhibit No.    Description
               -----------    -----------

               27             Financial Data Schedule
               --

          (b)  Reports on Form 8-K
               -------------------

               On February 1, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 reporting that the German regulatory authorities had issued a national marketing authorization for the Company's DTaP-IPV vaccine.

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


                                          NORTH AMERICAN VACCINE, INC.
                                          ----------------------------
                                                  (Registrant)


                                          By:   /s/ Randal D. Chase
                                                -------------------------
                                                Randal D. Chase, Ph.D.
                                                President and Chief
                                                  Executive Officer


                                          By:   /s/ Lawrence J. Hineline
                                                ------------------------
                                                Lawrence J. Hineline
                                                Vice President - Finance



Date: April 23, 1999