Form 10-Q
period 1999-06-30
NORTH AMERICAN VACCINE INC
filed 1999-08-11
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF AUGUST 3, 1999 - 32,843,169 SHARES

                                     TABLE OF CONTENTS

                                                                     PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................   3

           Consolidated Balance Sheets..................................   4

           Consolidated Statements of Operations........................   5

           Consolidated Statements of Shareholders' Deficit.............   6

           Consolidated Statements of Cash Flows........................   7

           Notes to Condensed Consolidated Financial Statements.........   9

Item 2.    Management's Discussion and Analysis of

           Financial Condition and Results of Operations................  14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...  25



PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings............................................  27

Item 2.    Changes in Securities and Use of Proceeds....................  27

Item 6.    Exhibits and Reports on Form 8-K.............................  28


SIGNATURES .............................................................  29

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 1999, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1999.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                    JUNE 30,      DECEMBER 31,
                                                                     1999            1998
                                                                --------------  --------------
ASSETS                                                            (UNAUDITED)

CURRENT ASSETS:

  Cash and cash equivalents                                        $   2,120       $  22,953
  Accounts receivable                                                  1,144           1,625
  Inventory                                                            4,730           4,067
  Prepaid expenses and other current assets                            1,034             998
                                                                 --------------  --------------
          Total current assets                                         9,028          29,643

Property, plant and equipment, net                                    24,264          25,315
Investment in affiliate, at market                                        -            1,554
Deferred financing costs, net                                          2,033           2,505
Cash restricted for lease obligation                                   4,052           4,877
Other assets                                                             739             631
                                                                 --------------  --------------
     TOTAL ASSETS                                                  $  40,116       $  64,525
                                                                 ==============  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                 $   4,103       $   3,881
  Deferred revenue                                                        62             850
  Obligation under capital leases, current portion                     1,883           1,754
  Other current liabilities                                            5,667           5,848
                                                                 --------------  --------------
         Total current liabilities                                    11,715          12,333

6.5% Convertible subordinated notes, due May 1, 2003                  75,326          83,734
4.5% Convertible secured notes, due November 13, 2003                 25,000          25,000
Obligation under capital leases, net of current portion                1,510           2,356
Deferred rent credits, net of current portion                            147              76
                                                                 --------------  --------------
     Total liabilities                                               113,698         123,499

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock, no par value; unlimited shares authorized-
     Series A, convertible; issued and outstanding 2,000,000
     shares; entitled to Can $2.50 per share (or U.S. $3.4
     million in the aggregate) in liquidation                          6,538           6,538
  Common stock, no par value; unlimited shares authorized;
     issued 32,843,169 shares at June 30, 1999 and
     32,216,096 shares at December 31, 1998                           90,387          80,824
  Additional paid-in capital                                          11,956          11,956
  Cumulative comprehensive income excluded from net loss                   -             926
  Accumulated deficit                                               (182,463)       (159,218)
                                                                 --------------  --------------
         Total shareholders' deficit                                 (73,582)        (58,974)
                                                                 --------------  --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $  40,116       $  64,525
                                                                 ==============  ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                       1999         1998           1999        1998
                                                  ------------- ------------   ----------- -----------

 REVENUES:
      Product sales                                   $   1,257    $      81     $   2,416   $     344
      Marketing, research and development agreements        423        1,148           788       1,719
                                                   ------------- ------------   ----------- -----------
           Total revenues                                 1,680        1,229         3,204       2,063
                                                   ------------- ------------   ----------- -----------

OPERATING EXPENSES:
     Production                                           5,582        4,185        10,372       9,166
     Research and development                             3,857        4,490         7,625       8,533
     Selling, general and administrative                  2,571        2,308         5,120       4,815
                                                   ------------- ------------   ----------- -----------
           Total operating expenses                      12,010       10,983        23,117      22,514
                                                   ------------- ------------   ----------- -----------

OPERATING LOSS                                         (10,330)      (9,754)      (19,913)    (20,451)

OTHER INCOME (EXPENSE):
     Gain on sale of investment in affiliate                  -            -           952           -
     Interest and dividend income                           126          402           380         956
     Interest expense                                    (2,786)      (1,605)       (4,664)     (3,222)
                                                   ------------- ------------   ----------- -----------

NET LOSS                                              $ (12,990)   $ (10,957)    $ (23,245)  $ (22,717)
                                                   ============= ============   =========== ===========

BASIC AND DILUTED NET LOSS PER SHARE                  $  (0.40)    $   (0.34)    $   (0.72)  $   (0.71)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                         32,376       32,154        32,324      32,094


The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(IN THOUSANDS)
(UNAUDITED)



                         SERIES A                                           CUMULATIVE
                        CONVERTIBLE                                        COMPREHENSIVE                 TOTAL
                      PREFERRED STOCK        COMMON STOCK       ADDITIONAL     INCOME       ACCUM-       SHARE-
                    -------------------- ----------------------  PAID-IN    EXCLUDED FROM   ULATED       HOLDERS'
                    SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      NET LOSS      DEFICIT      DEFICIT
                    -------- ----------- ---------- ----------- ----------- ------------- ------------ ------------

Balance,
  December 31, 1998   2,000     $ 6,538     32,216     $80,824    $ 11,956    $    926     $ (159,218)   $ (58,974)

Net loss                  -           -          -           -           -           -        (23,245)     (23,245)
Increase in market
  value of investment     -           -          -           -           -          26              -           26
Realized investment
  holding gain            -           -          -           -           -        (952)             -         (952)
                                                                                                         ----------
Comprehensive loss                                                                                         (24,171)

Exercises of stock
  options                 -           -         58         169           -           -              -          169
Shares issued under
  401(k) plan             -           -         19         166           -           -              -          166
Conversion of 6.5%
  subordinated
  convertible notes
  into common stock       -           -        550       9,228           -           -              -        9,228
                    -------- ----------- ---------- ----------- ----------- ------------- ------------ ------------
Balance,
  June 30, 1999       2,000     $ 6,538     32,843     $90,387    $ 11,956    $      -    $  (182,463)   $ (73,582)
                    ======== =========== ========== =========== =========== ============= ============ ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      1999            1998
                                                                  -------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (23,245)        $ (22,717)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Gain on sale of investment in affiliate                           (952)                -
        Depreciation and amortization                                    3,125             4,083
        Amortization and reduction of deferred financing costs             282               244
        Contribution of common stock to 401(k) plan                        166               139
        Debt conversion expense                                            940                 -
        Increase in other assets                                          (108)             (116)
        Increase (decrease) in deferred rent                                53               (32)
        Cash flows used in other working capital items                    (878)           (2,006)
                                                                  -------------  ----------------
         Net cash used in operating activities                         (20,617)          (20,405)
                                                                  -------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (1,814)           (1,095)
    Proceeds from sale of investment in affiliate                        1,581                 -
                                                                  -------------  ----------------
         Net cash used in investing activities                            (233)           (1,095)
                                                                  -------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercises of stock options, net                          169             1,992
    Loan to a former officer related to the purchase of common stock         -            (1,228)
    Principal payments on capital lease obligations                       (977)             (777)
    Cash restricted for capital lease obligation                           825            (5,654)
                                                                  -------------  ----------------
         Net cash provided by (used in) financing activities                17            (5,667)
                                                                  -------------  ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (20,833)          (27,167)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          22,953            45,502
                                                                  -------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   2,120         $  18,335
                                                                  =============  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)
(UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                     1999               1998
                                                                ----------------   ----------------


CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

    (Increase) decrease in :
          Accounts receivable                                        $      481        $      (854)
          Inventory                                                        (663)              (188)
          Prepaid expenses and other current assets                         (36)              (225)

    Increase (decrease) in :
          Accounts payable                                                  222               (295)
          Deferred revenue and other current liabilities                   (882)              (444)
                                                                ----------------   -----------------
    Net cash used in other working capital items                     $     (878)       $    (2,006)
                                                                ================   =================



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                                              $    3,476        $     2,984
                                                                ================   ================

  Equipment acquired through capital lease                           $      260        $         -
                                                                ================   ================

  Conversion of subordinated notes to common stock                   $    8,408        $         -
                                                                ================   ================

  Use of stock to exercise stock options                             $        -        $     3,429
                                                                ================   ================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)


1. BUSINESS


The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults. In July 1998, the Company received marketing authorization from the U.S. Food and Drug Administration ("FDA") to market its DTaP vaccine (Certiva(TM)) in the United States for the prevention of diphtheria, tetanus, and pertussis (whooping cough). Under a marketing agreement between the Company and Abbott Laboratories ("Abbott"), Abbott markets Certiva(TM) to private physicians and managed care markets in the United States for immunization of infants and children. Abbott began the launch of Certiva(TM) in October 1998. The Company markets Certiva(TM) in the U.S. to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). Previously, in 1996, regulatory approval for a European formulation of Certiva(TM) was granted in Sweden, and regulatory approval of a combined DTaP-IPV (polio) vaccine was granted in Denmark. In April 1997, regulatory approval for the Company's monovalent acellular pertussis ("aP") vaccine to vaccinate children was also granted in Sweden. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted by Denmark for the DTaP-IPV vaccine. In the first half of 1999, both Germany and Austria issued their national marketing authorizations for the Company's DTaP-IPV vaccine pending the completion of labeling issues related to distribution of the product.


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


(d) SEGMENT REPORTING. In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. Product sales in the United States were approximately $796,000 and $792,000 for the first and second quarters of 1999, respectively, and $0 for each of the same periods in 1998. Product sales to Europe were approximately $363,000 and $465,000 for the first and second quarters of 1999, respectively, and $263,000 and $81,000 for the same periods in 1998. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.

3. PROPERTY, PLANT AND EQUIPMENT


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


4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Beginning in the third quarter of 1998, costs to produce Certiva(TM) for sale in the United States were capitalized, except that costs attributable to Certiva(TM) production under non-regulatory approved optimization production processes are being expensed until regulatory approval is obtained for such new processes. Any production costs incurred in excess of net realizable value are expensed in the quarter in which they are incurred.

Inventories consist of the following:

                                         June 30,     December 31,
                                           1999            1998
                                         ------------------------
                                              (in thousands)

           Raw materials                 $ 2,110        $ 2,509
           Work in process                 1,947          1,024
           Finished goods                    673            534
                                         -------        -------
                Total                    $ 4,730        $ 4,067
                                         =======        =======


5. OTHER CURRENT LIABILITIES


Other current liabilities consisted of the following components:

                                             June 30,      December 31,
                                               1999            1998
                                             ------------------------
                                                  (in thousands)

Accrued interest                           $ 1,000          $ 1,103
Payroll and fringe benefits                  1,818            1,702
Accrued taxes                                  926            1,149
Reserve for contract loss                      720              720
Accrued consulting and professional fees       343              353
Accrued costs of clinical trials               221              216
Other accrued liabilities                      639              605
                                           -------          -------
   Total other current liabilities         $ 5,667          $ 5,848
                                           =======          =======


6.  RESTRICTED CASH AND OBLIGATIONS UNDER CAPITAL LEASE

In connection with an operating lease for a 35,000 square foot development and production facility, the Company entered into an agreement that included the purchase and lease of equipment and leasehold improvements. As part of the operating lease, the Company assumed the underlying real estate leases which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, there are certain financial covenants that obligate the Company to maintain certain cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes), and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit decreases on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $4.1 million at June 30, 1999. The letter of credit will expire by its terms on November 1, 2000.

7.  CONVERTIBLE DEBT

In November 1998, the Company completed a $25 million financing through the private placement of 4.5% Convertible Secured Notes ("4.5% Notes"). The 4.5% Notes were sold at par, mature on November 13, 2003 and provide for interest payable semi-annually on May 13 and November 13 of each year commencing on May 13, 1999. The net proceeds from this offering were approximately $24.6 million. The 4.5% Notes are convertible, in whole or in part, by the holder(s) at any time prior to maturity (unless previously redeemed or repurchased) into shares of the Company's Common Stock at the conversion price of approximately $8.54 per share. The 4.5% Notes are secured by certain assets of the Company, are otherwise subordinated in right of payment to all existing and future senior indebtedness of the Company; do not restrict the incurrence of future senior or other indebtedness of the Company and are redeemable, in whole or in part, at the option of the Company on or after one year from the date of issuance at par, plus accrued interest to the redemption date.

On November 12, 1998, the date on which the 4.5% Notes were issued, the closing price for the Company's Common Stock was $12.625, which exceeded the initial conversion price for the 4.5% Notes. The difference between the initial conversion price and the fair market value per share on the date of issue of the 4.5% Notes, for the number of equivalent shares, has been recognized and recorded as paid in capital, with a corresponding charge to interest expense, thus increasing the effective interest rate of the 4.5% Notes. Given that the 4.5% Notes are immediately convertible, the interest expense of approximately $12.0 million was recognized immediately and was included in the 1998 Consolidated Statements of Operations.

In June 1999, the Company retired $8.4 million principal amount of the 6.5% convertible subordinated notes ("6.5% Notes") in exchange for 550,000 shares of Common Stock. As a result of the transaction, the Company has recognized a one-time non-cash debt conversion expense of approximately $940,000, which is included in interest expense. The principal balance of the outstanding notes was $75.3 million at June 30, 1999.

8.    LINE OF CREDIT

In July 1999, the Company obtained a $6 million revolving line of credit from a bank maturing December 31, 1999. The interest rate on borrowings under the line of credit will be LIBOR plus 265 basis points. BioChem Pharma Inc. ("BioChem") an affiliate of the Company, has provided a guarantee for a line of credit which may remain in place for up to two years. Upon drawing down on the line of credit, BioChem will be entitled to receive warrants to purchase up to a total of 750,000 shares of the Company's Common Stock. The warrants will be issued by the Company ratably as it draws down under the line of credit such that BioChem will receive a warrant for 125,000 shares of Common Stock for each $1 million drawn down by the Company. Each warrant will have a term of two years from the date of issuance. The per share exercise price under the warrant is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on

June 28 and ended on July 2, 1999. Each warrant will contain anti-dilution provisions and registration rights among other provisions. In July 1999, the Company drew down $2 million under the revolving line of credit and accordingly issued warrants to purchase 250,000 shares of Common Stock to BioChem.

The Company could recognize up to approximately $1.6 million of interest expense based upon the issuance of these warrants to purchase up to 750,000 shares of common stock. The Company will incur expense on a prorata basis if less than all of the warrants are issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING PARAGRAPHS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS AND TIMING FOR FILING FOR AND OBTAINING REGULATORY APPROVAL, THE PROSPECTS FOR AND TIMING OF MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR AND TIMING OF INCREASING PRODUCTION CAPACITY AND EFFICIENCY, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, PROSPECTS FOR REDUCED PRODUCTION COSTS, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS OR FROM FURTHER
FINANCINGS, PROSPECTS FOR COMPLETING NEW BUSINESS COLLABORATION ARRANGEMENTS, CASH REQUIREMENTS FOR FUTURE OPERATIONS, PROJECTED RESULTS OF OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES AND COST REDUCTIONS. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS AND FACILITIES BY REGULATORY AGENCIES INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA"); THE PRODUCTION OF VACCINES; THE TIMING FOR AND EFFICIENCIES RECOGNIZED FROM PRODUCT CAPACITY IMPROVEMENTS; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUM INSTITUT ("SSI"), AND DISTRIBUTORS; UNCERTAINTIES RELATING TO CLINICAL TRIALS; UNCERTAINTIES RELATING TO NEGOTIATING AND COMPLETING NEW BUSINESS COLLABORATIONS; AND THE TIMING AND NECESSITY FOR EXPENDITURES AND/OR COST REDUCTIONS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE 1998 ANNUAL REPORT ON FORM 10-K, TO WHICH THE READER'S ATTENTION IS DIRECTED.

BACKGROUND

         The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults. In July 1998, the Company received marketing authorization from the FDA to market its DTaP vaccine (Certiva(TM)) in the United States for the prevention of diphtheria, tetanus, and pertussis (whooping cough). Under a marketing agreement between the Company and Abbott Laboratories ("Abbott"), Abbott markets Certiva(TM) to private physicians and managed care markets in the United States for immunization of infants and children. Abbott began the launch of Certiva(TM) in October 1998. The Company markets Certiva(TM) in the U.S. to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). Previously, in 1996, regulatory approval for a European formulation of Certiva(TM) was granted in Sweden, and regulatory approval of a combined DTaP-IPV (polio) vaccine was granted in Denmark. In April 1997, regulatory approval for the Company's monovalent acellular pertussis ("aP") vaccine to vaccinate children was also granted in Sweden. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted by Denmark for the DTaP-IPV vaccine. In the first half of 1999, both Germany and Austria issued their national marketing authorizations for the Company's DTaP-IPV vaccine pending the completion of labeling issues related to distribution of the product.

         In April 1999, the Company announced that it had significantly shortened the timeline for preparing and submitting an application for regulatory approval to sell its group C meningococcal conjugate vaccine in the United Kingdom ("U.K."). The Company anticipates that during the fourth quarter of 1999 it will file with the U.K. regulatory authorities the application for approval of its group C meningococcal conjugate vaccine.

          In May 1996, the Company completed an offering of 6.50% Convertible Subordinated Notes in the principal amount of $86.25 million due in full on May 1, 2003 ("6.5% Notes"). The 6.5% Notes are convertible into shares of the Company's Common Stock, at an initial conversion price of approximately $24.86 per share, are subordinated to present and future senior indebtedness of the Company, do not restrict the incurrence of future senior or other indebtedness by the Company, and are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999, at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the 6.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. In June 1999, the Company retired $8.4 million of the principal amount of the 6.5% Notes in exchange for 550,000 shares of Common Stock. The exchange was privately negotiated with a single holder of the notes, and resulted in the recognition of approximately $940,000 one-time non-cash expense included in interest expense for the quarter ended June 30, 1999. As of June 30, 1999, the principal amount of the outstanding notes was $75.3 million.

         In November 1998, the Company completed a private placement of $25 million aggregate principal amount of 4.5% Convertible Secured Notes due November 13, 2003 ("4.5% Notes"). The 4.5% Notes are convertible into the Company's Common Stock at a conversion price of approximately $8.54 per share, are secured by certain assets of the Company, and otherwise subordinated in right of payment to all existing and future senior indebtedness of the Company, do not restrict the incurrence of future senior or other indebtedness of the Company and will be redeemable, in whole or in part, at the option of the Company on or after November 13, 1999. Upon a change in control, the Company will be required to offer to purchase all of the 4.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus accrued interest. The repurchase price will be payable in cash or, at the option of the Company, in shares of the Company's Common Stock. The 4.5% Notes were issued to certain existing shareholders, affiliates and accredited investors, including BioChem Pharma Inc. ("BioChem") and Phillip Frost, M.D., which purchased 4.5% Notes in the principal amount of $9 million and $4.25 million, respectively. In addition, Societe financiere d'innovation inc. ("Sofinov"), a high technology investment fund that is a subsidiary of La Caisse de depot et placement du Quebec, purchased 4.5% Notes in the aggregate principal amount of $6.25 million. Denis Dionne, a director of the Company, is the President of Sofinov.

           In July 1999, the Company obtained from a commercial bank a $6 million revolving line of credit maturing December 31, 1999. BioChem has provided a guarantee for a line of credit which may remain in place for up to two years. The interest rate on borrowings under the line of credit will be LIBOR plus 265 basis points. Upon drawing down on the line of credit, BioChem will be entitled to receive warrants to purchase up to a total of 750,000 shares of the Company's Common Stock. The warrants will be issued by the Company ratably as it draws down under the line of credit such that BioChem will receive a warrant for 125,000 shares of Common Stock for each $1 million drawn down by the Company. Each warrant will have a term of two years from the date of issuance. The per share exercise price under the warrant is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on June 28 and ended on July 2, 1999. Each warrant will contain anti-dilution provisions and registrations rights among other provisions. In July 1999, the Company drew down $2 million under the revolving line of credit and accordingly issued warrants to purchase 250,000 shares of Common Stock to BioChem. The Company could recognize up to approximately $1.6 million of interest expense upon the issuance of these warrants to purchase up to 750,000 shares of Common Stock. The Company will incur this expense on a prorata basis if less than all of the warrants are issued.

         In August 1999, the Company entered into a contract for the sale and leaseback of its one owned facility. The sale price for the facility is approximately $2.1 million. The lease for the facility will be for an initial term of ten years with two five-year renewal options. The initial base annual rent under the lease is approximately $240,000 with minimal annual escalations. Closing on the transaction is subject to customary due diligence and inspections.

         The Company had 303 and 296 employees as of June 30, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         In 1999, the Company recognized total revenue of $1.7 million of which approximately $792,000 was from product sales of Certiva(TM) to government agencies and to Abbott, approximately $465,000 was from sales of product to SSI and approximately $423,000 was under collaborative agreements. Revenue from collaborative agreements consists of development funding under the Company's agreement with Abbott. Revenue in 1998 totaled $1.2 million of which approximately $81,000 was from sales of product to SSI and the remaining from collaborative agreements.

         Production expenses were $5.6 million in 1999 compared to $4.2 million in 1998. The increase in these expenses in 1999 is primarily attributable to: higher material and labor expenses, contractor expenses, FDA post-marketing surveillance expenses, write-offs of finished product due to production failures; and aP production under optimized production processes that were expensed during the period. These increases were partially offset by lower depreciation related to the use of an accelerated depreciation method for equipment acquired prior to 1998, lower repair and maintenance expenses, and increased inventory levels. Costs attributable to Certiva(TM) production were expensed until regulatory approval was obtained in the third quarter of 1998, however, costs attributable to aP production under optimized production processes are being expensed until regulatory approval is obtained for such new processes. See "Projected Results From Operations."

         Research and development expenses were $3.9 million in 1999 compared to $4.5 million in 1998. The decrease is attributable primarily to lower depreciation expenses related to the use of an accelerated depreciation method for equipment acquired prior to 1998, regulatory consulting costs incurred in 1998 but not in 1999 in seeking FDA approval of Certiva(TM), lower costs associated with the new facility obtained in the second quarter of 1998 because in 1999 a smaller portion of this facility was occupied by the research group, and lower clinical trial costs offset in part by higher labor cost attributed to additional employees for product development projects.

         General and administrative expenses were $2.6 million in 1999 compared to $2.3 million in 1998. In 1999, there was an increase in labor costs as well as increased building costs associated with the new facility occupied beginning in the third quarter of 1998, while the Company incurred rent expense on its former headquarters through July 1999. These increases were partially offset by a decrease in outside marketing related costs, which was the result of management's plan to reduce costs in the second quarter of 1999.

         Interest and dividend income decreased to $126,000 in 1999 from $402,000 in 1998. This reduction is due primarily to a decrease in the average cash balance.

         Interest expense increased to $2.8 million in 1999 from $1.6 million in 1998. The increase is due primarily to the approximate one-time non-cash $940,000 expense recognized on the conversion of $8.4 million principal amount of 6.5% Notes and increased debt related to the 4.5% Notes offset in part by principal payments made on the equipment lease.

         The factors cited above resulted in a net loss of $13.0 million or $0.40 per share in 1999 as compared to a net loss of $11.0 million or $0.34 per share in 1998. The weighted-average number of common shares outstanding was 32.4 million for 1999 compared to 32.2 million for 1998. Without the $940,000 expense recognized on the conversion of the 6.5% Notes the net loss would have been $12.1 million or $0.37 per share. The increase in the number of weighted-average shares outstanding for 1999 as compared to 1998 is attributable primarily to the exercise of stock options subsequent to June 30, 1998, and the conversion of the 6.5% Notes into 550,000 shares of Common Stock in June 1999.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         In 1999, the Company recognized total revenue of $3.2 million of which approximately $1.6 million was from product sales of Certiva(TM) to government agencies and to Abbott, approximately $828,000 was from sales of product to SSI and approximately $788,000 was under collaborative agreements. Revenue from collaborative agreements consists of development funding under the Company's agreement with Abbott. Revenue in 1998 totaled $2.1 million of which approximately $344,000 was from sales of product to SSI and the remaining from collaborative agreements.

         Production expenses were $10.4 million in 1999 compared to $9.2 million in 1998. The increase in these expenses in 1999 is primarily attributable to: higher material and labor expenses, contractor expenses, FDA post-marketing licensing and surveillance expenses, write-offs of finished product due to production failures; and aP production under optimized production processes that were expensed during the period. These increases were partially offset by lower depreciation related to the use of an accelerated depreciation method for equipment purchased prior to 1998, repair and maintenance expenses, and increased inventory levels. Costs attributable to Certiva(TM) production were expensed until regulatory approval was obtained in the third quarter of 1998; however, costs attributable to Certiva(TM) production under optimized production processes are being expensed until regulatory approval is obtained for such new processes.

         Research and development expenses were $7.6 million in 1999 compared to $8.5 million in 1998. The decrease is attributable primarily to lower depreciation expenses related to the use of an accelerated depreciation method for equipment acquired prior to 1998, regulatory consulting costs incurred in 1998 but not in 1999 in seeking FDA approval of Certiva(TM), lower facility related costs associated with the new facility obtained in the second quarter of 1998 because in 1999 a smaller portion of this facility was occupied by the research group, lower clinical trial costs offset in part by higher labor cost attributed to additional employees for product development projects and the reimbursement of expenses under a collaborative agreement in 1998.

         General and administrative expenses were $5.1 million in 1999 compared to $4.8 million in 1998. In 1999 there was an increase in building costs associated with the new facility occupied beginning in the third quarter of 1998, while the Company incurred rent expense on its former headquarters through July 1999, and an increase in labor costs and supplies and services. These increases were partially offset by a decrease in outside marketing related costs, which was the result of management's plan to reduce costs in the second quarter of 1999.

         In March 1999, the Company sold the remaining 125,000 shares of its investment in IVAX Corporation ("IVAX") Common Stock generating gross proceeds of approximately $1.6 million and income of $952,000.

         Interest and dividend income decreased to $380,000 in 1999 from $956,000 in 1998. This reduction is due primarily to a decrease in the average cash balance.

         Interest expense increased to $4.7 million in 1999 from $3.2 million in 1998. The increase is due primarily to the $940,000 expense, recognized on the conversion of $8.4 million principal amount of 6.5% Notes, and increased debt related to the 4.5% Notes offset in part by principal payments made on the equipment lease.

         The factors cited above resulted in a net loss of $23.2 million or $0.72 per share in 1999 as compared to a net loss of $22.7 million or $.71 per share in 1998. The weighted-average number of common shares outstanding was 32.3 million for 1999 compared to 32.1 million for 1998. Without the gain on sale of the investment in an affiliate and the expense recognized on the conversion of the 6.5% Notes, the net loss would have been $23.2 million or $0.72 per share.

The increase in the number of weighted-average shares outstanding for 1999 as compared to 1998 is attributable primarily to the exercise of stock options after June 30, 1998, and the conversion of the 6.5% Notes into 550,000 shares of the Company's Common Stock in June 1999.

LIQUIDITY AND CAPITAL RESOURCES; OUTLOOK

         The Company's cash requirement for operations for the second quarter was $10.7 million as compared to $9.9 million in the first quarter of 1999. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under license, marketing, distribution and/or development agreements and further adjusted by the timing of proceeds from the sale of an investment in an affiliate.

         At June  30,  1999,  the  Company  had cash  and  cash  equivalents  of approximately $2.1 million. In addition, the Company had approximately $4.1 million of restricted cash pledged as collateral under the letter of credit agreement, which will be reduced in amount as payments are made under the equipment lease described in Note 6 of the financial statements. In March 1999, the Company sold all 125,000 shares of its investment in IVAX resulting in net proceeds of approximately $1.6 million.

         PROJECTED RESULTS FROM OPERATIONS. The Company anticipates that it will report a net loss of between $10 and $11 million for the third quarter of 1999. It will likely incur a quarterly net operating loss in the fourth quarter of 1999, based upon several factors. The factors included in assessing the projected losses are, among others: limited projected revenues; current manufacturing limitations; the costs required to accelerate the group C meningococcal conjugate vaccine program; the timing and amount of milestone payments under existing collaboration agreements; the timing and amount of up-front and other payments under anticipated license, distribution, marketing and collaboration agreements; and the recognition of expense associated with the issuance of warrants to BioChem under its line of credit guarantee for the Company, all as more completely discussed in the following paragraphs.

         Quarterly operating results will be affected by the revenue from Certiva(TM) sales, which began during the middle of the fourth quarter of 1998. Revenues from the sale of Certiva(TM) and aP sales to SSI have been limited. The reported net sales during the second quarter of 1999, the first quarter of 1999 and the fourth quarter of 1998 were approximately $792,000, $796,000 and $1.2 million, respectively. Although, the national marketing authorization for the sale and distribution of its DTaP-IPV vaccine in Germany and Austria has been completed, labeling amendments related to distribution of the product have not been finalized. Until the labeling issues are resolved, the Company will be unable to sell any aP vaccine through Chiron Behring GmbH and Co., its appointed distributor. There can be no assurance that this issue will be satisfactorily resolved, or that if resolved, any product launch will generate significant revenues in 1999. The Company anticipates limited revenues from Certiva(TM) and aP during the remainder of 1999 and into 2000 due to production capacity limitations for Certiva(TM) and aP, as described below, and as the Company changes over from Certiva(TM) and aP production to produce the group C meningococcal conjugate vaccine beginning in the fourth quarter of 1999 in anticipation of the commercial launch of the product in the United Kingdom. The Company anticipates filing in the fourth quarter of 1999 for regulatory approval of the group C meningococcal conjugate vaccine.

         As noted above, quarterly operating results will be affected by various manufacturing limitations. The Company's manufacturing facility has limited production capacity based on the present size, configuration, equipment, processes and methods utilized to produce, test and release Certiva(TM) and its acellular pertussis toxoid. In addition, production expenses are mainly fixed and consist primarily of expenses relating to the operation of its production facility and maintaining a ready work force. Further, from time to time, the Company experiences disruptions and production failures. These disruptions and failures increase unit production costs as units are lost in the production process. These factors have contributed to higher production costs for the Company's acellular pertussis products, which costs currently exceed their net realizable value. These excess costs are expensed in the quarter incurred.

         In order to address these production limitations, the Company is implementing a two-step enhancement program. First, the Company is modifying its existing facilities and operations in a manner intended to significantly expand production capacity and efficiency. These enhancements began during the first quarter and are on track to be completed in time for the Company to file the appropriate documentation with the FDA by the end of the third quarter of 1999 in seeking the approval for these enhancements. Following completion of this first step, the Company believes that the manufacturing facility will have substantially increased production capacity and output. The second step is to eliminate bottlenecks and streamline and strengthen the product testing and release process thereby reducing production disruptions and failures and enhancing the reliability of the production process. This work will be performed during the remainder of 1999 and into early 2000. Upon completion of both of these programs, the Company expects that unit production costs will be reduced significantly and that Certiva(TM) could be produced in sufficient quantities to generate a gross profit based on current known pricing arrangements, current competitive environment, and projected mix of customer purchases.

         As a result of a recent assessment of potential health risks related to mercury contained in food and drugs conducted by the FDA, in cooperation with the Environmental Protection Agency, the continued use of thimerosal in vaccines has been questioned. Thimerosal is a mercury-containing preservative commonly used in vaccines packaged in multi-dose vials. Thimerosal is approved for use by the FDA and is currently included in more than 30 licensed vaccines in the U.S. Vaccines containing this preservative have been administered to hundreds of millions of children and adults worldwide, with no scientific or medical data to suggest that it poses a public health risk. In July 1999, the Company decided to follow the developing recommendations of these agencies and move toward the discontinued use of thimerosal in Certiva(TM). The Company intends to submit data to the FDA on the European formulation of Certiva(TM), which does not contain thimerosal, to facilitate the approval and introduction in the United States of a thimerosal-free formulation of the product in single-dose syringes. The Company is currently evaluating the impact of this decision on the per unit cost to produce Certiva(TM), as well as the impact to the current selling price. The Company expects to submit data to the FDA on a thimerosal-free formulation of Certiva(TM) before the end of the fourth quarter of 1999, and the Company will work expeditiously with the FDA to obtain approval. The American Academy of Pediatrics has called for the FDA to expedite the review of manufacturers' supplemental applications to eliminate or reduce the mercury content of vaccine products. The U.S. Public Health Service, the Centers for Disease Control and Prevention, and the American Academy of Pediatrics continue to recommend that all children should be immunized against the diseases indicated in the recommended immunization schedule. The Company will in the interim continue to sell previously produced thimerosal containing Certiva(TM) that it has in inventory and has begun to manufacture thimerosal-free Certiva(TM) in anticipation of regulatory approval.

         As a function of the two-step enhancement program for acellular pertussis production and testing processes, the regulatory work for a thimerosal-free Certiva(TM), and the market opportunities for a launch of the group C meningococcal conjugate vaccine in 2000, the Company, beginning in early fourth quarter 1999, will produce its group C meningococcal conjugate vaccine for sale in the U.K. in the facility that is currently producing Certiva(TM). All costs associated with this production effort will be expensed until regulatory approval is obtained. Because of the planned production of Meningitis C vaccine in this facility, neither acellular pertussis vaccine nor Certiva(TM) will be manufactured until at the earliest, the beginning of the second quarter of 2000. Thus, sales of acellular pertussis containing products will be limited and may result in reduced sales in the second half of 1999 through the second or third quarter of 2000.

         Under the guarantee agreement with BioChem for the $6 million line of credit obtained in July 1999, the Company will issue warrants to BioChem as it draws down on the line of credit. In July, the Company drew $2 million down on this line of credit and issued a warrant to BioChem for 250,000 shares of the Company's Common Stock. The Company will recognize up to approximately $550,000 of interest expense associated with the issuance of these warrants. The Company will incur additional expense on a prorata basis should the remaining warrants be issued.

         Finally, future operating results are dependent upon the amount and timing of further milestone and other payments under existing and new license, distribution or development agreements. During 1999, the Company will be continuing its development efforts for several products, including those covered by existing marketing, license and research agreements. The Company is entitled under those agreements to milestone payments upon achievement of prescribed events. In addition, the Company is entitled to be paid for certain prescribed development costs as incurred. The milestone payments under the existing agreements are tied to measured progress in the regulatory process for the Company's combination and group B meningococcal vaccines. Although initial clinical development plans have been completed for these products, and clinical trials are projected to commence during 1999, there are no assurances that such milestone events will occur during 1999, or at all, or that any such payments will contribute materially to quarterly net operating results.

         The foregoing paragraphs include forward looking statements including statements as to: revenue projections, earnings (losses) and likelihood of further regulatory approvals; the ability of the Company to timely and efficiently expand its production capacity and lower unit costs; the timing of group C meningococcal conjugate vaccine production and regulatory filings; and the ability of the Company to address production failures, among others. The factors that affect the level of future revenues from product sales include, among other things, the ability of the Company and its distribution partners to effectively position the Company's products against competitive products (including safety, efficacy, and pricing), the Company's ability to manufacture and deliver products in accordance with customer orders, the timing and amount of product orders, and the timing of future product launches. The factors that affect the ability of the Company to timely and efficiently expand its production capacity include, among others, the adequacy of engineering designs, the manufacturing experience with these enhancements, the timeliness of regulatory review of modifications, the acceptability of such modifications to the applicable regulatory authorities, and the ability to successfully streamline and strengthen the product testing and release process. There can be no assurances that the Company's plans to increase production capacity and output will be effective or result in anticipated production efficiencies and reduced unit cost or will be acceptable to any regulatory agency. The factors affecting timing for commercialization of the group C meningococcal conjugate vaccine include, among other things, successful changeover in the manufacturing facility and results of ongoing clinical trials. In addition, there are no assurances that the steps taken by the Company to address production disruptions and failures and quality testing inefficiencies will be effective or that disruptions, failures, and inefficiencies will not continue in the future. Production disruptions, failures or inefficiencies could have a material adverse effect on the Company's future operating results and could affect the Company's existing licenses as well as any applications for approval for its products or the timing of such approval. No assurances can be given that the Company will be successful in maintaining consistent and continuous commercial production of its products. Further, because the Company's manufacturing operations are located principally in one facility, any condition or event that adversely affects the condition or operation of such facility would have a material adverse affect on the Company's financial condition and future results of operations.

         PROJECTED CASH REQUIREMENTS FOR OPERATIONS. The cash requirements for operations in the third quarter of 1999 are projected to be between $9 and $11 million, and between $40 and $44 million for 1999. This range could be affected by the timing and amount of additional cash requirements associated with the acceleration of the group C meningococcal conjugate vaccine development program. The third quarter cash requirement is anticipated to be slightly lower than that incurred in the second quarter of 1999 due primarily to the semi-annual interest payment of $2.7 million on the 6.5% Notes and the approximately $600,000 payment for the 4.5% Notes both paid in May 1999. The foregoing is a forward looking statement and the factors which affect the actual cash required for operations could include, among other things: vaccine production levels; regulatory authorization to commence clinical investigations; timing for the commencement of planned clinical trials; and the level of expenditures for the Company's ongoing research and development program, which includes the acceleration of the group C meningococcal conjugate vaccine program. See "Funding Sources," below.


         CAPITAL EXPENDITURES. Total capital expenditures for the first half of 1999 were $2.1 million which includes a $260,000 capital lease for equipment. As noted above, the Company is expanding its manufacturing capacity and efficiency for its acellular pertussis toxoid and Certiva(TM) and is planning to produce the group C meningococcal conjugate vaccine beginning in the third or fourth quarter of 1999. Total projected capital expenditures for the remainder of 1999 for facilities' modifications, equipment, systems and other capital additions could range between $2 million to $4 million. The foregoing include forward looking statements. The amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation, the equipment purchases required in order to produce the group C meningococcal conjugate vaccine; and the amount and timing of unanticipated costs to replace or repair existing equipment and systems in order to keep facilities operational and in compliance with regulatory requirements.

         FUNDING SOURCES. To maintain the Company's production, research, development and growth at current levels, present cash and cash equivalents, expected product sales of Certiva(TM) and the Company's other products, and revenues from existing collaborative agreements are not expected to provide sufficient cash to fund the Company's operations, debt service payments and capital expenditures for the remainder of 1999 and into 2000. To address the cash needs, the Company intends to: enter into new license, marketing, distribution and/or development agreements that are currently under active discussion; complete a sale and lease-back of the Company's one owned facility; and obtain one or more lines of credit, which may be secured by accounts receivable, inventory or other assets of the Company. The Company has reached an agreement with BioChem under which BioChem will guarantee up to a $6 million line of credit with a commercial bank. The guarantee will remain in place for up to two years. The current line of credit expires December 31, 1999. The proceeds from the line of credit, which the Company has begun to draw upon, will be used to fund the Company's near term cash requirements as it completes pending negotiations on one or more strategic initiatives. The Company believes that it will meet 1999 cash requirements for operations through these efforts, although there are no assurances in this regard. The foregoing include forward looking statements, and the factors that will determine the timing and amount of additional funding include, without limitation, the amount and timing of product sales, the amount and timing of payments under existing and new collaborative agreements and the amount and timing of any proceeds from other previously identified funding sources.

         In addition, the Company continues its ongoing discussions with numerous third parties regarding various business arrangements. These discussions involve potential transactions ranging from single or multiple product distribution, license or other collaboration agreements for one or more products to expedite commercialization timelines, which may include up-front and milestone payments, through a potential sale of part or all of the Company. The Company has retained the services of an investment banking firm to assist it in connection with certain of its strategic discussions. Given the status of these negotiations, the Company believes it will be able to expeditiously complete one or more of these arrangements. There are no assurances that the Company will successfully negotiate and sign any such agreements or that, if executed, the financial terms for any such agreement will be significant.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. Product sales in the United States were approximately $792,000 and $0 for the quarters ended June 30, 1999 and 1998, respectively. Product sales to Europe were approximately $465,000 and $81,000 for the quarters ended June 30, 1999 and 1998, respectively. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.


IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY

         The Year 2000 issue is the result of some computers, software and other equipment, including computer code, in which calendar year data is abbreviated to only two digits. Management has initiated a company-wide program to prepare the Company's information systems for the year 2000. Based on a recent internal interim assessment, the Company believes that the principal management information system software that is currently being used is designed to be Year

2000 compliant. However, there can be no assurances in this regard. The Company intends to test the system for Year 2000 compliance. The Company also uses various "off the shelf" software applications for the storage and analysis of various types of data and systems. Management is dependent on this software for day-to-day operations. The Company has substantially completed the inventory of its information technology and date-sensitive systems. The Company is currently completing the assessment phases and has commenced the required remediation of noncompliant systems to achieve Year 2000 qualification. This is an ongoing process and the Company is unable at this time to assess the impact, if any, this program might ultimately have on the Company's systems and operations or its future financial position or results of operations.

         The Company has communicated with substantially all of its significant suppliers to determine the extent to which the Company is vulnerable to failures by such third parties to remediate their own Year 2000 issues. The Company has not been advised by its suppliers that costs to obtain Year 2000 compliance will be passed on to the Company; however, there can be no assurances that such costs will not be passed through to the Company either directly or indirectly or, if passed through to the Company, the magnitude of such charges. The systems of other companies on which the Company's systems rely may not be timely converted. Accordingly, there are no assurances that the failure by such other companies' systems to achieve Year 2000 qualification, or qualify in a manner that is compatible to Company systems, would not have a material adverse effect on the Company. The Company is in the process of developing contingency plans for various possible scenarios.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have significant exposure to changing interest rates on invested cash at June 30, 1999. The Company invests in U.S. Treasury bills and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at June 30, 1999, is low, as the investments mature within three months.

         The Company had $25 million of 4.5% Notes at June 30, 1999, which bear interest at 4.5% per annum and mature in November 2003. The Company does not have significant exposure to changing interest rates related to the 4.5% Notes because the interest rate on these notes is fixed.

         The Company had $75.3 million of 6.5% Notes at June 30, 1999, which bear interest at 6.5% per annum and mature in May 2003. The Company does not have significant exposure to changing interest rates related to the 6.5% Notes because the interest rate on these notes is fixed.

         The Company drew down $2 million under a revolving line of credit in July 1999. The loan bears interest at LIBOR plus 265 basis points which was 7.9% per annum through September 17, 1999 at which time a new interest rate and period will be determined. The entire principal balance on the line of credit must be repaid no later than December 31, 1999. The Company has exposure to changing interest rates related to the $2 million loan but does not deem it material due to the time limitations on the borrowing.

         The Company has not undertaken any actions to cover interest market risk and is not a party to any interest rate market risk management activities.

         A hypothetical ten percent change in the market interest rates over the next year would not materially impact the Company's earnings or cash flow as the interest rates on the Company's long-term convertible debt are fixed and its revolving line of credit and cash investments are short term. A hypothetical ten percent change in the market interest rate over the next year, by itself, would not have a material adverse effect on the fair value of the Company's long-term convertible debt, revolving line of credit or its short-term cash investments.

         The Company does principally all of its transactions in U.S. dollars and currently has limited payment obligations in Swedish Krona; however, such obligations are not material to the Company's operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 23, 1999, the U.S. District Court, District of Maryland, dismissed all claims filed by Sharon Mates, the Company's former president, against the Company, the two named directors and affiliate, BioChem Pharma, Inc. ("BioChem"). In July 1999, Dr. Mates filed a notice of appeal of the District Court's decision to the United States Court of Appeals for the Fourth Circuit.

The lawsuit was filed by Dr. Mates in November 1998 and included claims against the Company and two directors for, among other things, abusive discharge, defamation, interference with business relations, and breach of contract. In December 1998, the Company responded by filing a motion to dismiss seeking a court order dismissing all claims on the basis that the allegations in the complaint are not recognizable under applicable law.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 17, 1999, the Company retired $8.4 million of the principle amount of the 6.5% convertible subordinated notes in exchange for 550,000 shares of the Company's Common Stock, in reliance on Section 3(a)(9) of the Securities Act. See Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

In July 1999 the Company obtained a $6 million revolving line of credit maturing December 31, 1999. The interest rate on borrowings under the line of credit will be LIBOR plus 265 basis points. BioChem, an affiliate of the Company, has provided a guarantee, which will remain in place for up to two years, for a line of credit from a bank. Upon drawing down on the line of credit, BioChem will be entitled to receive warrants to purchase up to a total of 750,000 shares of the Company's Common Stock in reliance on Section 4 (2) of the Securities Act. The warrants will be issued by the Company ratably as it draws down under the line of credit such that BioChem will receive a warrant for 125,000 shares of Common Stock for each $1 million drawn down by the company. Each warrant will have a term of two years from the date of issuance. The per share exercise price under the warrant is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on June 28 and ended on July 2, 1999. Each warrant will contain anti-dilution provisions and registrations rights among other provisions. In July 1999 the Company drew down $2 million under the revolving line of credit and accordingly issued warrants to purchase 250,000 shares of Common Stock to BioChem.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               Exhibit No. Description

                    10.42 Common Stock Purchase Warrant dated July 21, 1999 issued to BioChem.

                    10.43 Letter Agreement dated July 1, 1999 between the Company and BioChem.

                    10.44  Line of Credit Agreement dated July 12, 1999.

                    27     Financial Data Schedule



         (b)   Reports on Form 8-K


               On June 17, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 reporting that the Company retired approximately $8.4 million of its 6.5% convertible subordinated notes in exchange for the issuance of 550,000 shares of the Company's Common Stock, no par value.

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


                                   NORTH AMERICAN VACCINE, INC.
                                   ----------------------------
                                         (Registrant)



                                   By:  /s/ Randal D. Chase
                                       ----------------------------
                                       Randal D. Chase, Ph.D.
                                       President and Chief Executive Officer


                                   By: /s/ Lawrence J. Hineline
                                       ----------------------------
                                       Lawrence J. Hineline
                                       Vice President - Finance















Date: August 11, 1999