Form 10-Q
period 1999-09-30
NORTH AMERICAN VACCINE INC
filed 1999-11-15
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

COMMON  STOCK,  NO  PAR  VALUE,  OUTSTANDING AS OF NOVEMBER 3, 1999 - 32,870,350
SHARES

                                TABLE OF CONTENTS



                                                            PAGE NUMBER
PART I.  FINANCIAL INFORMATION                              -----------

Item 1.  Financial Statements.................................   3

         Consolidated Balance Sheets..........................   4

         Consolidated Statements of Operations................   5

         Consolidated Statements of Shareholders' Deficit.....   6

         Consolidated Statements of Cash Flows................   7

         Notes to Condensed Consolidated Financial Statements.   9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........  14

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk..........................................  27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................  30

Item 2.  Changes in Securities and Use of Proceeds............  30

Item 6.  Exhibits and Reports on Form 8-K.....................  31


SIGNATURES ...................................................  32

                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 1999, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 1999.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                          SEPTEMBER 30,           DECEMBER 31,
                                                                             1999                    1998
                                                                        ---------------         --------------
ASSETS                                                                    (UNAUDITED)
------
CURRENT ASSETS:
  Cash and cash equivalents                                             $        1,917           $      22,953
  Accounts receivable                                                            1,729                   1,625
  Inventory                                                                      4,457                   4,067
  Prepaid expenses and other current assets                                        810                     998
                                                                       ----------------         --------------
          Total current assets                                                   8,913                  29,643
Property, plant and equipment, net                                              21,076                  25,315
Investment in affiliate, at market                                                   -                   1,554
Deferred financing costs, net                                                    2,566                   2,505
Cash restricted for lease obligation                                             3,624                   4,877
Other assets                                                                       858                     631
                                                                       ----------------         --------------
     TOTAL ASSETS                                                       $       37,037           $      64,525
                                                                       ================         ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                      $        4,448           $       3,881
  Short term debt                                                                4,000                       -
  Deferred revenue                                                                   -                     850
  Obligation under capital leases, current portion                               1,927                   1,754
  Other current liabilities                                                      8,360                   5,848
                                                                       ----------------         --------------
         Total current liabilities                                              18,735                  12,333

6.5% Convertible subordinated notes, due May 1, 2003                            75,326                  83,734
4.5% Convertible secured notes, due November 13, 2003                           25,000                  25,000
Obligation under capital leases, net of current portion                          1,016                   2,356
Deferred rent credits, net of current portion                                      186                      76
                                                                       ----------------         --------------
     Total liabilities                                                         120,263                 123,499

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock, no par value; unlimited shares
    authorized-Series A, convertible; issued
    and  outstanding  2,000,000  shares;
    entitled to Can $2.50 per share (or U.S. $3.4
    million in the aggregate) in liquidation                                     6,538                   6,538
  Common stock, no par value; unlimited shares authorized;
    issued 32,859,581 shares at September 30, 1999
    and 32,216,096 shares at December 31, 1998                                  90,473                  80,824
  Additional paid-in capital                                                    13,047                  11,956
  Cumulative comprehensive income excluded from net loss                             -                     926
  Accumulated deficit                                                          193,284)               (159,218)
                                                                       ----------------         ---------------
         Total shareholders' deficit                                           (83,226)                (58,974)
                                                                       ----------------         ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $       37,037           $      64,525
                                                                       ================         ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                                 1999            1998                 1999           1998
                                                            --------------  --------------       --------------  -------------

 REVENUES:
      Product sales                                          $      1,173    $        501       $        3,589    $       845
      Marketing, research and development agreements                3,249           2,563                4,037          4,282
                                                            --------------  --------------       --------------  -------------
           Total revenues                                           4,422           3,064                7,626          5,127
                                                            --------------  --------------       --------------  -------------

 OPERATING EXPENSES:
     Production                                                     5,449           5,108               15,821         14,274
     Research and development                                       4,202           4,731               11,827         13,264
     Selling, general and administrative                            3,465           2,383                8,585          7,198
                                                            --------------  --------------       --------------  -------------
           Total operating expenses                                13,116          12,222               36,233         34,736
                                                            --------------  --------------       --------------  -------------

 OPERATING LOSS                                                    (8,694)         (9,158)             (28,607)       (29,609)

 OTHER INCOME (EXPENSE):
     Gain on sale of investment in affiliate                            -               -                  952              -
     Interest and dividend income                                      66             276                  446          1,232
     Interest expense                                              (2,193)         (1,571)              (6,857)        (4,793)
                                                            --------------  --------------       --------------  -------------
 NET LOSS                                                    $    (10,821)   $    (10,453)        $    (34,066)   $   (33,170)
                                                            ==============  ==============       ==============  =============

 BASIC AND DILUTED NET LOSS PER SHARE                        $      (0.33)   $      (0.32)        $      (1.05)   $     (1.03)

 WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                                                  32,844          32,206               32,499         32,132

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
                          SHARES     AMOUNT     SHARES      AMOUNT    CAPITAL       NET LOSS      DEFICIT      DEFICIT
                         -------- ----------- ---------- ----------- ----------- ------------- ------------ ------------

Balance,
  December 31, 1998        2,000     $ 6,538     32,216    $ 80,824    $ 11,956    $      926   $ (159,218)   $ (58,974)
Net loss                       -           -          -           -           -             -      (34,066)     (34,066)
Increase in market
  value of investment          -           -          -           -           -            26            -           26
Realized investment
  holding gain                 -           -          -           -           -          (952)           -         (952)
                                                                                                              ----------
Comprehensive loss                                                                                              (34,992)
Exercises of stock
  options                      -           -         58         169           -             -            -          169
Shares issued under
  401(k) plan                  -           -         36         252           -             -            -          252
Warrant expense                -           -          -           -       1,091             -            -        1,091
Conversion of 6.5%
  subordinated
  convertible notes
  into common stock            -           -        550       9,228           -             -            -        9,228
Balance,
                         --------   ---------   --------  ----------  ----------  ------------ ------------  -----------
  September 30, 1999       2,000     $ 6,538     32,860    $ 90,473    $ 13,047    $        -   $ (193,284)   $ (83,226)
                         ========   =========   ========  ==========  ==========  ============ ============  ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           1999           1998
                                                                      -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $   (34,066)    $  (33,170)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Gain on sale of investment in affiliate                               (952)             -
        Loss on disposal of property, plant, and equipment                     384              -
        Depreciation and amortization                                        4,691          6,117
        Amortization and reduction of deferred financing costs                 840            366
        Contribution of common stock to 401(k) plan                            252            216
        Debt conversion expense                                                940              -
        Increase in other assets                                              (227)          (183)
        Increase (decrease) in deferred rent                                    92            (29)
        Cash flows provided by (used in) other working capital items         2,010         (2,427)
                                                                      -------------   ------------
              Net cash used in operating activities                        (26,036)       (29,110)
                                                                      -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (2,686)        (1,320)
    Proceeds from sale of investment in affiliate                            1,581              -
    Proceeds from sale/leaseback                                             2,110              -
                                                                      -------------   ------------
               Net cash provided by (used in) investing activities           1,005         (1,320)
                                                                      -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit facilities                             4,000              -
    Proceeds from exercises of stock options, net                              169          2,017
    Loan to a former officer related to the purchase of common stock             -         (1,228)
    Principal payments on capital lease obligations                         (1,427)        (1,180)
    Cash restricted for capital lease obligation                             1,253         (5,271)
                                                                      -------------   ------------
               Net cash provided by (used in) financing activities           3,995         (5,662)
                                                                      -------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (21,036)       (36,092)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              22,953         45,502
                                                                      -------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     1,917     $    9,410
                                                                      =============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)
(UNAUDITED)
                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     1999               1998
                                                                --------------     --------------

CASH FLOWS PROVIDED BY (USED IN) OTHER WORKING CAPITAL ITEMS:

    (Increase) decrease in :
          Accounts receivable                                    $       (104)       $    (2,181)
          Inventory                                                      (390)              (390)
          Prepaid expenses and other current assets                       188               (307)

    Increase (decrease) in :
          Accounts payable                                                567               (299)
          Deferred revenue and other current liabilities                1,749                750
                                                                --------------     --------------
    Net cash provided by (used in) other working capital items   $      2,010       $     (2,427)
                                                                ==============     ==============



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                                          $      3,572       $      3,105
                                                                ==============     ==============

  Equipment acquired through capital lease                       $        260       $          -
                                                                ==============     ==============

  Conversion of subordinated notes to common stock               $      8,408       $          -
                                                                ==============     ==============

  Use of stock to exercise stock options                         $          -       $      3,429
                                                                ==============     ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BUSINESS

The Company is engaged in the research, development, production, and sale of vaccines for the prevention of infectious diseases in children and adults. In July 1998, the Company received marketing authorization from the U.S. Food and Drug Administration ("FDA") to market its DTaP vaccine (Certiva(REGISTERED)) in the United States for the prevention of diphtheria, tetanus, and pertussis (whooping cough). The Company markets Certiva(REGISTERED) in the U.S. to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). Under a marketing agreement between the Company and Abbott Laboratories ("Abbott"), Abbott began to market Certiva(REGISTERED) in October 1998 to private physicians and managed care markets in the United States for immunization of infants and children. Abbott terminated the agreement at the end of the third quarter of 1999. Previously, in 1996, regulatory approval for a European formulation of Certiva(REGISTERED) was granted in Sweden, and regulatory approval of a combined DTaP-IPV (polio) vaccine was granted in Denmark. In April 1997, regulatory approval for the Company's monovalent acellular pertussis ("aP") vaccine to vaccinate children was also granted in Sweden. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted by Denmark for the DTaP-IPV vaccine. In the first half of 1999, both Germany and Austria issued their national marketing authorizations for the Company's DTaP-IPV vaccine pending the completion of labeling issues related to distribution of the product. Under a marketing agreement between the Company and Chiron-Behring GmbH & Co. ("Chiron"), Chiron was to market the DTaP-IPV vaccine in Germany and Austria. In October 1999, Chiron notified the Company that Chiron is seeking to terminate the marketing agreement in Germany and Austria for the Company's DTaP-IPV vaccine. Chiron alleges that the Company misrepresented the status of European regulatory approval of its products and fraudulently induced Chiron to enter into the agreement. Chiron has demanded that the Company repay $3 million of nonrefundable payments that Chiron made under the agreement. If discussions directly with Chiron do not resolve the dispute, the Company intends to challenge Chiron's effort to terminate. The agreement between the Company and Chiron includes an arbitration process for resolving any such dispute, and the Company will avail itself of that process and will vigorously contest and defend against the claims raised by Chiron. The Company believes that the claims against it are without merit, that the Company has meritorious defenses available to it, and that certain counterclaims also may be available to it.

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

(d) SEGMENT REPORTING. In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. Product sales in the United States were approximately $0 and $1.6 million for the three and nine months ended September 30, 1999, respectively, and $0 for each of the same periods in 1998. Product sales to Europe were approximately $1.2 million and $2.0 million for the three and nine months ended September 30, 1999, respectively, and approximately $501,000 and $845,000 for the same periods in 1998. All products are manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.

3. PROPERTY, PLANT AND EQUIPMENT

In September 1999, the Company completed a sale/leaseback of its only owned facility. The approximately 31,000 square foot facility, which is used as a warehousing and testing facility was sold for approximately $2.1 million with a loss on the sale of $378,000. The lease for the facility is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $237,000 with minimum annual escalations.

In March 1998, the Company leased an approximately 75,500 square foot facility to be used for research, development, selling, general and administrative functions and for future expansion of the Company's operations. The lease is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $981,000 with minimum annual escalations. At the end of the fifth year of the initial term, the Company has the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the facility during specified periods of the lease term. The landlord provided the Company a tenant improvement allowance of approximately $1.4 million.

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Beginning in the third quarter of 1998, costs to produce Certiva(REGISTERED) for sale in the United States were capitalized, except that costs attributable to Certiva(REGISTERED) production under non-regulatory approved optimization production processes are being expensed until regulatory approval is obtained for such new processes. Any production costs incurred in excess of net realizable value are expensed in the quarter in which they are incurred. Inventories consist of the following:

                                 September 30,   December 31,
                                     1999            1998
                                 ----------------------------
                                        (in thousands)

         Raw materials              $ 2,418        $ 2,509
         Work in process              1,753          1,024
         Finished goods                 286            534
                                    -------        -------
              Total                 $ 4,457        $ 4,067
                                    =======        =======

5. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following components:

                                      September 30,  December 31,
                                          1999           1998
                                      ---------------------------
                                             (in thousands)

Accrued interest                        $ 2,536        $ 1,103
Payroll and fringe benefits               2,838          1,702
Accrued taxes                               810          1,149
Reserve for contract loss                   720            720
Accrued consulting and professional fees    424            353
Accrued costs of clinical trials            245            216
Other accrued liabilities                   787            605
                                        -------        -------
Total other current liabilities         $ 8,360        $ 5,848
                                        =======        =======

6. RESTRICTED CASH AND OBLIGATIONS UNDER CAPITAL LEASE

In connection with an operating lease for a 35,000 square foot development and production facility, the Company entered into an agreement that included the purchase and lease of equipment and leasehold improvements. As part of the operating lease, the Company assumed the underlying real estate leases which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, there are certain financial covenants that obligate the Company to maintain certain cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes), and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit decreases on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $3.6 million at September 30, 1999. The letter of credit will expire by its terms on November 1, 2000.

7.  CONVERTIBLE DEBT

In November 1998, the Company completed a $25 million financing through the private placement of 4.5% Convertible Secured Notes ("4.5% Notes"). The 4.5% Notes were sold at par, mature on November 13, 2003 and provide for interest payable semi-annually on May 13 and November 13 of each year commencing on May 13, 1999. The net proceeds from this offering were approximately $24.6 million. The 4.5% Notes are convertible, in whole or in part, by the holder(s) at any time prior to maturity (unless previously redeemed or repurchased) into shares of the Company's Common Stock at the conversion price of approximately $8.54 per share. The 4.5% Notes are secured by certain assets of the Company, are otherwise subordinated in right of payment to all existing and future senior indebtedness of the Company, do not restrict the incurrence of future senior or other indebtedness of the Company, and are redeemable, in whole or in part, at the option of the Company on or after one year from the date of issuance at par, plus accrued interest to the redemption date.

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

In June 1999, the Company retired $8.4 million principal amount of the 6.5% convertible subordinated notes ("6.5% Notes") in exchange for 550,000 shares of Common Stock. As a result of the transaction, the Company has recognized a one-time non-cash debt conversion expense of approximately $940,000, which is included in interest expense. The principal balance of the outstanding notes was $75.3 million at September 30, 1999.

8.    LINE OF CREDIT

In July 1999, the Company obtained from a bank a $6 million revolving line of credit maturing December 31, 1999. The interest rate on borrowings under the line of credit is LIBOR plus 265 basis points. BioChem Pharma Inc. ("BioChem"), an affiliate of the Company, has provided the guarantee of the line of credit, which will remain in place for a maximum of two years, unless there is a change of control such as the contemplated acquisition by the third party. (See Note 9.) Upon drawing down on the line of credit by the Company, BioChem was entitled to receive warrants to purchase up to a total of 750,000 shares of the Company's Common Stock. The warrants were issued by the Company ratably as it drew down under the line of credit such that BioChem received a warrant for 125,000 shares of Common Stock for each $1 million drawn down by the Company. Each warrant has a term of two years from the date of issuance. The per share exercise price under the warrant is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on June 28 and ended on July 2, 1999. Each warrant contains anti-dilution provisions and registration rights among other provisions. The Company drew down $4 million and $2 million in the third and fourth quarters of 1999, respectively, under the revolving line of credit and accordingly has issued warrants to purchase 750,000 shares of Common Stock to BioChem.

The Company will recognize a total of approximately $1.6 million of interest expense calculated using the Black-Scholes pricing model based upon the issuance of these warrants to purchase up to 750,000 shares of common stock. The Company is recognizing interest expense over the life of the line of credit beginning at the issuance date of the warrants and ending on December 31, 1999, the repayment date for the line of credit. The expense related to the issuance of the 500,000 warrants was $429,000 for the three months and nine months ended September 30, 1999.

9.    SUBSEQUENT EVENT

On November 1, 1999, the Company finalized terms relating to a secured revolving line of credit from Bank of America, N.A., which is guaranteed by an unaffiliated third party. The credit line made $5 million immediately available to the Company at an interest rate of LIBOR plus .625%. An additional amount of up to $25 million will be available if the Company executes a definitive acquisition agreement with the third party, with whom the Company is in exclusive negotiations. The line of credit is secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables.

The Company expects to complete negotiations regarding a definitive acquisition agreement shortly, although there can be no assurances that the Company will enter into a definitive acquisition agreement or, if it does, that the transaction will close. Should the Company be unable to reach a definitive acquisition agreement by November 18, 1999 (unless otherwise extended by Bank of America, N.A.), then the Company would be required to repay the initial $5 million within 20 days of that date. There are no assurances that the Company would be able to obtain additional financing within that timeframe to repay the $5 million or that such financing, if obtained, would be adequate to fund the ongoing operations of the Company.

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
        ----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

THE FOLLOWING PARAGRAPHS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE
FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS AND TIMING FOR FILING FOR AND OBTAINING REGULATORY APPROVAL, THE PROSPECTS FOR AND TIMING OF MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR AND TIMING OF INCREASING PRODUCTION CAPACITY AND EFFICIENCY, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, THE AVAILABILITY OF FUNDS UNDER EXISTING CREDIT FACILITIES, THE ABILITY TO SERVICE THE COMPANY'S DEBT AND TO MEET THE COMPANY'S CASH FLOW NEEDS, PROSPECTS FOR PRODUCTION CAPACITY, REDUCED PRODUCTION COSTS, AND THE ABILITY TO CAMPAIGN PRODUCTS THROUGH ITS PRODUCTION FACILITY, LIKELIHOOD OF ADDITIONAL FUNDING UNDER LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS OR FROM FURTHER FINANCINGS, PROSPECTS FOR AND TIMING FOR ENTERING INTO AND COMPLETING A DEFINITIVE AGREEMENT FOR THE ACQUISITION OF THE COMPANY, CASH REQUIREMENTS FOR FUTURE OPERATIONS, PROJECTED RESULTS OF OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES AND COST REDUCTIONS. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS AND FACILITIES BY REGULATORY AGENCIES INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA"); THE PRODUCTION OF VACCINES; THE TIMING FOR AND EFFICIENCIES RECOGNIZED FROM PRODUCT CAPACITY IMPROVEMENTS; THE NATURE OF
COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUM INSTITUT ("SSI"), AND DISTRIBUTORS; UNCERTAINTIES RELATING TO CLINICAL TRIALS; UNCERTAINTIES RELATING TO NEGOTIATING AND COMPLETING A
DEFINITIVE AGREEMENT FOR THE ACQUISITION OF THE COMPANY; AND THE TIMING AND NECESSITY FOR EXPENDITURES AND/OR COST REDUCTIONS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE 1998 ANNUAL REPORT ON FORM 10-K, TO WHICH THE READER'S ATTENTION IS DIRECTED.

BACKGROUND
----------

        The Company is engaged in the  research,  development,  production,  and sale of vaccines for the prevention of infectious diseases in children and adults. In July 1998, the Company received marketing authorization from the FDA to market its DTaP vaccine (Certiva(REGISTERED) in the United States for the prevention of diphtheria, tetanus, and pertussis (whooping cough). The Company markets Certiva(REGISTERED) in the U.S. to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). Under a marketing agreement between the Company and Abbott Laboratories
("Abbott"), Abbott began to market Certiva(REGISTERED) in October 1998 to private physicians and managed care markets in the United States for immunization of infants and children. Abbott terminated the agreement at the end of the third quarter. The Company is currently considering selling Certiva(REGISTERED) in the United States to non-government purchasers through direct arrangements with distributors, although no formal agreements have been completed.

        Previously, in 1996, regulatory approval for a European formulation of Certiva(REGISTERED) was granted in Sweden, and regulatory approval of a combined DTaP-IPV (polio) vaccine was granted in Denmark. In April 1997, regulatory approval for the Company's monovalent acellular pertussis ("aP") vaccine to vaccinate children was also granted in Sweden. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted by Denmark for the DTaP-IPV vaccine. In the first half of 1999, both Germany and Austria issued their national marketing authorizations for the Company's DTaP-IPV vaccine pending the completion of labeling issues related to distribution of the product. Under a marketing agreement between the Company and Chiron-Behring GmbH & Co. ("Chiron"), Chiron was to market the DTaP-IPV vaccine in Germany and Austria. In October 1999, Chiron notified the Company that Chiron is seeking to terminate the marketing agreement in Germany and Austria for the Company's DTaP-IPV vaccine. Chiron alleges that the Company misrepresented the status of European regulatory approval of its products and fraudulently induced Chiron to enter into the agreement. Chiron has demanded that the Company repay $3 million of nonrefundable payments that Chiron made under the agreement. If discussions directly with Chiron do not resolve the dispute, the Company intends to challenge Chiron's effort to terminate. The agreement between the Company and Chiron includes an arbitration process for resolving any such dispute, and the Company will avail itself of that process and will vigorously contest and defend against the claims raised by Chiron. The Company believes that the claims against it are without merit, that the Company has meritorious defenses available to it, and that certain counterclaims also may be available to it.

        On November 1, 1999, the Company finalized terms relating to a secured revolving line of credit from Bank of America, N.A., which is guaranteed by an unaffiliated third party. The credit line made $5 million immediately available to the Company at an interest rate of LIBOR plus .625%. An additional amount of up to $25 million will be available if the Company executes a definitive acquisition agreement with the third party, with whom the Company is in exclusive negotiations. The line of credit is secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables.

        The Company expects to complete negotiations regarding a definitive acquisition agreement shortly, although there can be no assurances that the Company will enter into a definitive acquisition agreement or, if it does, that the transaction will close. Should the Company be unable to reach a definitive acquisition agreement by November 18, 1999 (unless otherwise extended by Bank of America, N.A.), then the Company would be required to repay the initial $5 million within 20 days of that date. There are no assurances that the Company would be able to obtain additional financing within that timeframe to repay the $5 million or that such financing, if obtained, would be adequate to fund the ongoing operations of the Company.

        In April 1999, the Company announced that it had significantly shortened the timeline for preparing and submitting an application for regulatory approval to sell its group C meningococcal conjugate vaccine in the United Kingdom ("U.K."). In October 1999, the U.K. National Health Service ("NHS") committed to purchase 3 million doses in 2000 of NeisVac-C(TRADEMARK), the Company's group C meningococcal conjugate vaccine. This commitment is contingent on regulatory approval of NeisVac-C(TRADEMARK) by the appropriate U.K. regulatory authorities. The Company anticipates that during the fourth quarter of 1999, or shortly thereafter, it will file with the U.K. regulatory authorities the application for approval of NeisVac-C(TRADEMARK). The terms of the U.K. tender require, among other things, that the Company reimburse the NHS and its affiliates for any costs associated with delays caused by the Company should the Company be unable to meet agreed-upon delivery schedules. Beginning in the fourth quarter of 1999, the Company will change over from Certiva(REGISTERED) and aP production to produce the group C meningococcal conjugate vaccine in anticipation of the commercial launch of the product in the U.K.

        In May 1996, the Company completed an offering of 6.50% Convertible Subordinated Notes in the principal amount of $86.25 million due in full on May 1, 2003 ("6.5% Notes"). The 6.5% Notes are convertible into shares of the Company's Common Stock, at an initial conversion price of approximately $24.86 per share, are subordinated to present and future senior indebtedness of the Company, do not restrict the incurrence of future senior or other indebtedness by the Company, and are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999, at certain pre-established redemption prices, plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the 6.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in shares of the Company's Common Stock. In June 1999, the Company retired $8.4 million of the principal amount of the 6.5% Notes in exchange for 550,000 shares of Common Stock. The exchange was privately negotiated with a single holder of the notes, and resulted in the recognition of an approximately $940,000 one-time non-cash expense included in interest expense for the quarter ended June 30, 1999. As of September 30, 1999, the principal amount of the outstanding notes was $75.3 million.

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

        In July 1999, the Company obtained from a commercial bank a $6 million revolving line of credit maturing December 31, 1999. BioChem, an affiliate of the Company, has provided the guarantee of the line of credit, which will remain in place for a maximum of two years, unless there is a change of control such as the contemplated acquisition by the third party. The interest rate on borrowings under the line of credit is LIBOR plus 265 basis points. Upon drawing down on the line of credit by the Company, BioChem was entitled to receive warrants to purchase up to a total of 750,000 shares of the Company's Common Stock. The warrants were issued by the Company ratably as it drew down under the line of credit such that BioChem received a warrant for 125,000 shares of Common Stock for each $1 million drawn down by the Company. Each warrant has a term of two years from the date of issuance. The per share exercise price under the warrants is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on June 28 and ended on July 2, 1999. Each warrant contains anti-dilution provisions and registrations rights among other provisions. The Company drew down $4 million and $2 million in the third and fourth quarters of 1999, respectively, under the revolving line of credit and accordingly issued warrants to purchase 750,000 shares of Common Stock to BioChem. The Company will recognize a total of approximately $1.6 million of interest expense based upon the issuance of these warrants to purchase up to 750,000 shares of common stock. The Company is recognizing interest expense over the life of the line of credit beginning at the issuance date of the warrants and ending on December 31, 1999, the repayment date for the line of credit. The expense related to the issuance of the 500,000 warrants, issued prior to September 30, 1999, was $429,000 for the quarter and nine months ended September 30, 1999.

        In September 1999, the Company completed a sale/leaseback of its only owned facility. The approximately 31,000 square foot facility, which is used as a warehousing and testing facility was sold for approximately $2.1 million, resulting in a non-cash loss on the sale of $378,000. The lease for the facility is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $237,000 with minimum annual escalations.

        The Company had 274 and 290 employees as of September 30, 1999 and 1998, respectively.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

        In 1999, the Company recognized total revenue of $4.4 million of which approximately $1.2 million was from sales of product to SSI and approximately
$3.2 million was collaborative agreement development funding under a collaborative agreement with Pasteur Merieux Connaught ("PMC"). Revenue in 1998 totaled $3.1 million of which approximately $501,000 was from sales of product to SSI and the remaining from collaborative agreements.

        Production expenses were $5.4 million in 1999 compared to $5.1 million in 1998. The increase in these expenses in 1999 is primarily attributable to: aP production under optimized production processes that were expensed during the period, increased sales of product to SSI, FDA post-marketing surveillance expenses, and higher contractor testing expenses. These increases were partially offset by lower repairs and maintenance, lower material and labor costs, lower royalty expenses, and lower depreciation related to the use of an accelerated depreciation method for equipment acquired prior to 1998. Costs attributable to Certiva(REGISTERED) production were expensed until regulatory approval was obtained in the third quarter of 1998; however, costs attributable to aP production under optimized production processes are being expensed until regulatory approval is obtained for such new processes. See "Projected Results From Operations."

        Research and development expenses were $4.2 million in 1999 compared to $4.7 million in 1998. The decrease is attributable primarily to lower depreciation expenses related to the use of an accelerated depreciation method for equipment acquired prior to 1998, lower costs associated with the new facility obtained in the second quarter of 1998 because in 1999 a smaller portion of this facility was occupied by the research group, and lower materials and supply expenses offset in part by higher clinical trial expenses.

        Selling, general and administrative expenses were $3.5 million in 1999 compared to $2.4 million in 1998. In 1999, there was an increase due to compensation costs as part of an employee retention program, the $378,000 non-cash loss on the sale of a Company-owned building, an increase in facility costs associated with occupying space in the new facility, and legal fees and expenses associated with litigation related to the Company's former president and with partnering opportunities. These were partially offset by a decrease in outside marketing related costs and the termination of the lease of the Company's former headquarters in July 1999, which were the result of management's plan to reduce costs.

        Interest and dividend income decreased to $66,000 in 1999 from $276,000 in 1998. This reduction is due primarily to a decrease in the average cash balance.

        Interest expense increased to $2.2 million in 1999 from $1.6 million in 1998. The increase is due primarily to the amortization of costs associated with the issuance of 500,000 warrants under the BioChem line of credit guarantee, as well as increased debt as a result of the issuance of the 4.5% Notes, offset in part by the conversion of $8.4 million principal amount of the 6.5% Notes in exchange for 550,000 shares of Common Stock in June 1999 and principal payments made on the equipment lease.

        The factors cited above resulted in a net loss of $10.8 million or $(0.33) per share in 1999 and a net loss of $10.5 million or $(0.32) per share in 1998. The weighted-average number of common shares outstanding was 32.8 million for 1999 compared to 32.2 million for 1998. Without the $429,000 expense recognized on the issuance of warrants and the loss on the sale of the building, the net loss would have been $10.0 million or $(0.30) per share. The increase in the number of weighted-average shares outstanding for 1999 as compared to 1998 is attributable primarily to the conversion of some of the 6.5% Notes into 550,000 shares of Common Stock in June 1999 and to a lesser extent the exercise of stock options after September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

        In 1999, the Company recognized total revenue of $7.6 million of which approximately $1.4 million was from product sales of Certiva(REGISTERED) to government agencies and $200,000 was from sales to Abbott, approximately $2.0 million was from sales of product to SSI and approximately $4.0 million was under collaborative agreements. Revenue for 1999 from collaborative agreements consists primarily of $3.2 million of development funding under the Company's agreement with PMC and recognition of approximately $800,000 of development funding from Abbott. Revenue in 1998 totaled $5.1 million of which approximately $845,000 was from sales of product to SSI and the remaining from collaborative agreements. Revenue for 1998 from collaborative agreements consists primarily of a milestone payment and development funding from Abbott and to a lesser extent milestone payments under a supply and distribution agreement with Chiron.

        Production expenses were $15.8 million in 1999 compared to $14.3 million in 1998. The increase in these expenses in 1999 is primarily attributable to: aP production under optimized production processes that were expensed during the period, a total of $806,000 of write-offs of finished product due to production failures and to a lesser extent non-conforming product as a result of a third party shipping error, FDA post-marketing licensing and surveillance expenses, higher material and labor expenses, and contractor expenses. These increases were partially offset by lower depreciation related to the use of an accelerated depreciation method for equipment purchased prior to 1998, and lower repair and maintenance and royalty expenses. Costs attributable to Certiva(REGISTERED) production were expensed until regulatory approval was obtained in the third quarter of 1998; however, costs attributable to Certiva(REGISTERED) production under optimized production processes are being expensed until regulatory approval is obtained for such new processes.

        Research and development expenses were $11.8 million in 1999 compared to $13.3 million in 1998. The decrease is attributable primarily to lower depreciation expenses related to the use of an accelerated depreciation method for equipment acquired prior to 1998, regulatory consulting costs incurred in 1998 but not in 1999 in seeking FDA approval of Certiva(REGISTERED), lower facility related costs associated with the new facility obtained in the second quarter of 1998 because in 1999 a smaller portion of this facility was occupied by the research group, and lower materials and supply expense, offset in part by higher labor costs attributed to a higher average number of employees for product development projects and the reimbursement of expenses under a collaborative agreement in 1998.

        Selling, general and administrative expenses were $8.6 million in 1999 compared to $7.2 million in 1998. In 1999 there was an increase in building costs associated with the new facility occupied beginning late in the third quarter of 1998, an increase in deferred compensation costs as part of an employee retention program, the non-cash loss on the sale of a Company-owned building, legal fees and expenses associated with litigation related to the Company's former president and with partnering opportunities, and supplies and services costs. These increases were partially offset by a decrease in outside marketing related costs and the termination of the lease of the Company's former headquarters in July 1999, which were the result of management's plan to reduce costs.

        In March 1999, the Company sold the remaining 125,000 shares of its investment in IVAX Corporation ("IVAX") Common Stock generating gross proceeds of approximately $1.6 million and income of $952,000.

        Interest and dividend income decreased to $446,000 in 1999 from $1.2 million in 1998. This reduction is due primarily to a decrease in the average cash balance.

        Interest expense increased to $6.9 million in 1999 from $4.8 million in 1998. The increase is due primarily to the $940,000 expense recognized on the conversion of $8.4 million principal amount of 6.5% Notes, increased debt as a result of the issuance of the 4.5% Notes, the amortization of costs associated with the issuance of 500,000 warrants under the BioChem line of credit guarantee, offset in part by the conversion of $8.4 million principal amount of 6.5% Notes in exchange for 550,000 shares of Common Stock in June 1999 and principal payments made on the equipment lease.

        The factors cited above resulted in a net loss of $34.1 million or $(1.05) per share in 1999 as compared to a net loss of $33.2 million or $(1.03) per share in 1998. The weighted-average number of common shares outstanding was
32.5 million for 1999 compared to 32.1 million for 1998. Without the gain on sale of the investment in an affiliate, the expense recognized on the conversion of some of the 6.5% Notes, the expense recognized on the issuance of 500,000 warrants, and the loss on the sale of the building, the net loss would have been $33.3 million or $(1.02) per share. The increase in the number of weighted-average shares outstanding for 1999 as compared to 1998 is attributable primarily to the conversion of some of the 6.5% Notes into 550,000 shares of the Company's Common Stock in June 1999 and to a lesser extent the exercise of stock options after September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES; OUTLOOK
----------------------------------------

        The Company's cash requirement for operations for the third quarter of 1999 was $8.2 million as compared to $10.7 million in the second quarter of 1999. The decrease is due primarily to interest payments made in May 1999 for the 6.5% and 4.5% convertible notes. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under license, marketing, distribution and/or development agreements and further adjusted by the timing of proceeds from the sale of an investment in an affiliate.

        At September 30, 1999, the Company had cash and cash equivalents of approximately $1.9 million. In addition, the Company had approximately $3.6 million of restricted cash pledged as collateral under the letter of credit agreement, which will be reduced in amount as payments are made under the equipment lease described in Note 6 of the financial statements.

        PROJECTED RESULTS FROM OPERATIONS. The Company anticipates that it will report a net loss of between $14 and $16 million for the fourth quarter of 1999. It will likely incur a quarterly net operating loss in the first quarter of 2000, based upon several factors. The factors included in assessing the projected losses are, among others: limited projected revenue primarily due to limited Certiva(REGISTERED) inventory on hand and the changeover from

Certiva(REGISTERED) to group C meningococcal vaccine production; current manufacturing limitations; the costs required to accelerate the group C meningococcal conjugate vaccine program; the timing and amount of milestone payments under an existing collaboration agreement with PMC; the timing and amount of up-front and other payments under anticipated license, distribution, marketing and collaboration agreements; and the recognition of expense associated with the issuance of warrants to BioChem under its line of credit guarantee for the Company, all as more completely discussed in the following paragraphs.

        Quarterly operating results will be affected by the revenue from sales of the remaining inventory of Certiva(REGISTERED). Revenues from the sale of Certiva(REGISTERED) and aP sales to SSI have been limited. The reported
Certiva(REGISTERED) net sales during the third, second and first quarters of 1999 were approximately $0, $800,000, and $800,000, respectively. Although, the national marketing authorization for the sale and distribution of its DTaP-IPV vaccine in Germany and Austria has been completed, labeling amendments related to distribution of the product have not been finalized. Until the labeling issue and the termination issue with Chiron, the Company's appointed distributor in Germany and Austria, are resolved, the Company will not be able to sell aP vaccine to be formulated as DTaP-IPV in those countries. There can be no assurance that these issues will be satisfactorily resolved, or that if resolved, any product launch will generate significant revenues in 1999 or into 2000. The Company anticipates limited revenues from Certiva(REGISTERED) and aP during the remainder of 1999 and into 2000 due to limited inventory of those products, the termination of the marketing and distribution agreement by Abbott, and because the Company changed over from Certiva(REGISTERED) and aP production in August 1999 to start production of the group C meningococcal conjugate vaccine in the fourth quarter of 1999 in anticipation of the commercial launch of the product in the United Kingdom. The Company anticipates filing in the fourth quarter of 1999, or shortly thereafter, for regulatory approval of the group C meningococcal conjugate vaccine.

        As noted above, quarterly operating results will be affected by various manufacturing limitations. The Company's manufacturing facility has limited production capacity based on the present size, configuration, equipment, processes and methods utilized to produce, test and release its commercial products and its acellular pertussis toxoid. Production expenses are mainly fixed and consist primarily of expenses relating to the operation of its production facility and maintaining a ready work force. Further, from time to time, the Company experiences disruptions and production failures. These disruptions and failures increase unit production costs as units are lost in the production process. These factors have contributed to higher production costs for the Company's acellular pertussis products, which costs currently exceed their net realizable value. These excess costs are expensed in the quarter incurred. In addition, the Company has not manufactured the group C meningococcal vaccine on a commercial scale in this facility, and there can be no assurance that there will not be disruptions or product failures.

        In order to address these production limitations, the Company is implementing a two-step enhancement program with respect to its production of Certiva(REGISTERED) and aP vaccines. First, the Company has modified its existing facilities and operations in a manner intended to significantly expand production capacity and efficiency. The Company filed the appropriate documentation with the FDA in the fourth quarter of 1999 in seeking the approval for these enhancements. Following completion of this first step, the Company believes that the manufacturing facility will have substantially increased

Certiva(REGISTERED) and aP production capacity and output. The second step is to eliminate bottlenecks and streamline and strengthen the product testing and release process thereby reducing production disruptions and failures and enhancing the reliability of the production process. This work will be performed off-line during the remainder of 1999 and into early 2000, while the group C meningococcal vaccine is being produced in the facility. Upon completion of both of these programs, the Company expects that unit production costs will be reduced significantly and that Certiva(REGISTERED) could be produced in sufficient quantities to generate a gross profit based on the currently known pricing arrangements and competitive environment, and with the Company's primary focus on governmental sales.

        As a result of a recent assessment of potential health risks related to mercury contained in food and drugs conducted by the FDA, in cooperation with the Environmental Protection Agency, the continued use of thimerosal in vaccines has been questioned. Thimerosal is a mercury-containing preservative commonly used in vaccines packaged in multi-dose vials. Thimerosal is approved for use by the FDA and is currently included in more than 30 licensed vaccines in the United States. Vaccines containing this preservative have been administered to hundreds of millions of children and adults worldwide, with no scientific or medical data to suggest that it poses a public health risk. In July 1999, the Company decided to follow the developing recommendations of these agencies and move toward the discontinued use of thimerosal in Certiva(REGISTERED). The Company intends to submit data to the FDA on the European formulation of
Certiva(REGISTERED), which does not contain thimerosal, to facilitate the approval and introduction in the United States of a thimerosal-free formulation of the product in single-dose syringes. The Company is currently evaluating the impact of this decision on the per unit cost to produce Certiva(REGISTERED), as well as the impact on the current selling price. The Company expects to submit data to the FDA on a thimerosal-free formulation of Certiva(REGISTERED) before the end of the fourth quarter of 1999 or shortly thereafter, and the Company will work expeditiously with the FDA to obtain approval. The American Academy of Pediatrics has called for the FDA to expedite the review of manufacturers' supplemental applications to eliminate or reduce the mercury content of vaccine products. The U.S. Public Health Service, the Centers for Disease Control and Prevention, and the American Academy of Pediatrics continue to recommend that all children should be immunized against the diseases indicated in the recommended immunization schedule. The Company will in the interim continue to sell previously produced thimerosal containing Certiva(REGISTERED) that it has in inventory to government purchasers and possibly through distributors to private physicians and has begun to manufacture thimerosal-free Certiva(REGISTERED) in anticipation of regulatory approval.

        As  a  function  of  the  two-step  enhancement  program  for  acellular pertussis production and testing processes, the regulatory work for a thimerosal-free Certiva(REGISTERED), and the market opportunities for a launch of the group C meningococcal conjugate vaccine in 2000, the Company, beginning in late fourth quarter 1999, will produce its group C meningococcal conjugate vaccine for sale in the U.K. in the facility that had been producing Certiva(REGISTERED). All costs associated with this production effort will be expensed until regulatory approval is obtained. Because of the planned production of group C meningococcal conjugate vaccine in this facility, neither acellular pertussis vaccine nor Certiva(REGISTERED) will be manufactured until at the earliest, the beginning of the second quarter of 2000. Thus, sales of acellular pertussis containing products will be limited and may result in reduced sales in the second half of 1999 through the second or third quarter of

2000 due to limited product inventory. Sales could be limited in the second half of 2000 if the enhanced production and testing processes do n0t work properly upon startup of acellular pertussis production and/or the Company is unable to reach agreements with suitable distributors for these products in the U.S. and, if necessary, in Germany and Austria.

        Under the guarantee agreement with BioChem for the $6 million line of credit obtained in July 1999, the Company issued warrants to BioChem as the Company drew down on the line of credit. The Company drew down $4 million and $2 million in the third and fourth quarters of 1999, respectively, under the revolving line of credit and accordingly issued warrants to purchase 750,000 shares of Common Stock to BioChem. The Company will recognize a total of approximately $1.6 million of interest expense based upon the issuance of these warrants to purchase up to 750,000 shares of common stock. The Company recognizes interest expense over the life of the line of credit beginning at the issuance date of the warrants and ending on December 31, 1999, the repayment date for the line of credit. The expense related to the issuance of the 500,000 warrants, issued through the third quarter of 1999, was $429,000 for the three months and nine months ended September 30, 1999.

        Finally, future operating results are dependent upon the amount and timing of further milestone and other payments under existing and new license, distribution or development agreements. During 1999 and into 2000, the Company will be continuing its development efforts for several products, including the one covered by the existing agreement with PMC. The Company is entitled under the PMC agreement to milestone payments upon achievement of prescribed events and is entitled to be paid for certain prescribed development costs as incurred. The milestone payments under the PMC agreement are tied to measured progress in the regulatory process for the Company's group B meningococcal vaccine. Although initial clinical development plans have been completed for this product, and clinical trials are projected to commence in early 2000, there are no assurances that such milestone events will occur during 2000, or at all, or that any such payments will contribute materially to quarterly net operating results.

        The foregoing paragraphs include forward looking statements including statements as to: revenue projections, earnings (losses); timing and likelihood of further regulatory approvals; the ability of the Company to timely and efficiently expand its production capacity and lower unit costs for Certiva(REGISTERED); the prospects for and timing of group C meningococcal conjugate vaccine production and regulatory filings; the prospects for and timing of milestone payments under an existing collaborative agreement; and the ability of the Company to address production failures relating to Certiva(REGISTERED) production, among others. The factors that affect the level of future revenues from product sales include, among other things, the ability of the Company to obtain distribution partners for pertussis products in the U.S. and, if necessary, Germany and Austria, and for the group C meningococcal vaccine in the U.K., the ability of the Company and its distribution partners to effectively position the Company's products against competitive products (including safety, efficacy, and pricing), the Company's ability to manufacture and deliver pertussis and group C meningococcal vaccine products in accordance with customer orders, the timing and amount of product orders, and the timing of future product launches. The factors that affect the ability of the Company to timely and efficiently expand its production capacity include, among others, the adequacy of engineering designs, the manufacturing experience with these enhancements, the timeliness of regulatory review of modifications, the acceptability of such modifications to the applicable regulatory authorities, and the ability to successfully streamline and strengthen the product testing and release process. There can be no assurances that the Company's plans to increase production capacity and output will be effective or result in anticipated production efficiencies and reduced unit cost or will be acceptable to any regulatory agency. The factors affecting prospects for and timing of milestone payments under an existing collaborative agreement include regulatory authorization to commence clinical trials and adequacy of clinical trial results. The factors affecting timing for commercialization of the group C meningococcal conjugate vaccine include, among other things, successful changeover in the manufacturing facility, results of ongoing clinical trials, and expedited UK regulatory review. In addition, there are no assurances that the steps taken by the Company to address production disruptions and failures and quality testing inefficiencies for both the pertussis and group C meningococcal vaccines will be effective or that disruptions, failures, and inefficiencies will not continue in the future. Production disruptions, failures or inefficiencies could have a material adverse effect on the Company's future operating results and could affect the Company's existing licenses as well as any applications for approval for its products or the timing of such approval. No assurances can be given that the Company will be successful in maintaining consistent and continuous commercial production of its products. Further, because the Company's manufacturing operations are located principally in one facility, any condition or event that adversely affects the condition or operation of such facility would have a material adverse affect on the Company's financial condition and future results of operations.

        PROJECTED CASH REQUIREMENTS FOR OPERATIONS. The cash requirements for operations in the fourth quarter of 1999 are projected to be between $13 and $15 million. This range could be affected by the timing and amount of additional cash requirements associated with the acceleration of the group C meningococcal conjugate vaccine development program. The fourth quarter cash requirement is anticipated to be higher than that incurred in the third quarter of 1999 due primarily to the semi-annual interest payment of $2.4 million on the 6.5% Notes and the approximately $600,000 payment for the 4.5% Notes both due in November 1999. The above cash requirements do not include the repayment of the revolving line of credit, guaranteed by BioChem, which expires December 31, 1999, the balance of which was $6 million at November 5, 1999. The foregoing include forward looking statements and the factors which affect the actual cash required for operations could include, among other things: vaccine production levels; regulatory authorization to commence clinical investigations; timing for the commencement of planned clinical trials; and the level of expenditures for the Company's ongoing research and development program, which includes the acceleration of the group C meningococcal conjugate vaccine program. See "Funding Sources," below.

        CAPITAL EXPENDITURES. Total capital expenditures for the first nine months of 1999 were $2.9 million which includes a $260,000 capital lease for equipment. As noted above, the Company has expanded its manufacturing capacity and efficiency for its acellular pertussis toxoid and Certiva(REGISTERED) and is planning to produce the group C meningococcal conjugate vaccine beginning in the fourth quarter of 1999. Total projected capital expenditures for the remainder of 1999 for minor ongoing facilities' modifications, equipment, systems and other capital additions are approximately $800,000. The foregoing include forward looking statements. The amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation, the equipment purchases required in order to produce the group C meningococcal conjugate vaccine; and the amount and timing of unanticipated costs to replace or repair existing equipment and systems in order to keep facilities operational and in compliance with regulatory requirements.

        FUNDING SOURCES. To maintain the Company's production, research, development and growth at current levels, present cash and cash equivalents, expected product sales of Certiva(REGISTERED) and the Company's other products, and revenues from existing collaborative agreements are not expected to provide sufficient cash to fund the Company's operations, debt service payments and capital expenditures for the remainder of 1999 and into 2000. To address the cash needs, the Company obtained a secured revolving line of credit from Bank of America, N.A. The Company has received $5 million under the line of credit. An additional amount of up to $25 million will be available if the Company executes a definitive acquisition agreement with the unaffiliated third party, with whom the Company is in exclusive negotiations. The line of credit has been guaranteed by the third party and is secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables.

        Should the Company be unable to reach a definitive acquisition agreement by November 18, 1999 (unless otherwise extended by Bank of America, N.A.), then the Company would be required to repay all outstanding indebtedness under the borrowing agreement within 20 days of that date. There are no assurances that the Company would be able to obtain additional financing within that timeframe to repay the $5 million or that such financing, if obtained, would be adequate to fund the ongoing operations of the Company. If the Company signs the definitive acquisition agreement and secures the additional $25 million, it believes that it will meet 1999 and first quarter 2000 cash requirements for operations with this line of credit, although there are no assurances in this regard. The foregoing include forward looking statements, and the factors that will determine the timing and amount of additional funding include, without limitation, the satisfaction of certain conditions to the signing of a definitive acquisition agreement with the third party.

        If the Company is unable to complete the transaction with the third party noted above, the Company would be required to obtain additional funding through a borrowing arrangement with one or more of its affiliates, through the sale of debt and/or equity securities and/or reduce cash requirements through significant reductions in operating levels. There can be no assurances that the Company will be able to obtain debt or equity financing on favorable terms in amounts required to meet future cash requirements and the amounts owed under outstanding lines of credit in the timeframe required, or that the Company, if necessary, would be successful in reducing operating levels or effectively controlling costs, or that if operating levels are reduced, the Company would be able to maintain operations for any extended period of time.

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

TAX AND REPORTING MATTERS
-------------------------

        At December 31, 1998, the Company and its subsidiaries had income tax loss carry forwards of approximately $38.2 million to offset future Canadian source income and approximately $93.2 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

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

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. There were no product sales in the United States for the quarters ended September 30, 1999 and 1998, and approximately $1.6 million and $0 for the nine months periods ended September 30, 1999 and 1998, respectively. Product sales to Europe, which were all made to SSI, were approximately $1.2 million and $501,000 for the quarters ended September 30, 1999 and 1998, respectively, and approximately $2.0 million and $845,000 for the nine months ended September 30, 1999 and 1998, respectively. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.

        The Company has been notified by the American Stock Exchange ("Exchange") that it was considering delisting the Company because of non-compliance with its listing requirements. The Exchange has deferred its judgment on delisting until it has reviewed the Company's Annual Report on Form 10-K for the year ending December 31, 1999. If the proposed transaction with the potential acquiror is not entered into or consummated, then the Exchange has requested that the Company provide it with additional information regarding its financial condition.

IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY
--------------------------------------------

        The Year 2000 issue is the result of some computers, software and other equipment, including computer code, in which calendar year data is abbreviated to only two digits. Management has initiated a company-wide program to prepare the Company's information systems for the year 2000. Based on an internal assessment, the Company believes that the principal management information system software that is currently being used is designed to be Year 2000 compliant. However, there can be no assurances in this regard. The Company intends to test the system for Year 2000 compliance. The Company also uses various "off the shelf" software applications for the storage and analysis of various types of data and systems. Management is dependent on this software for day-to-day operations. The Company has completed the inventory of its information technology and date-sensitive systems and has completed the assessment phases and has substantially completed the required remediation of noncompliant, mission-critical systems to achieve Year 2000 qualification. This process is nearing completion; however, the Company is unable at this time to assess the impact, if any, that non-compliant systems or equipment might ultimately have on the Company's systems and operations or its future financial position or results of operations.

        The Company has communicated with substantially all of its significant suppliers to determine the extent to which the Company is vulnerable to failures by such third parties to remediate their own Year 2000 issues. The Company has not been advised by its suppliers that costs to obtain Year 2000 compliance will be passed on to the Company; however, there can be no assurances that such costs will not be passed through to the Company either directly or indirectly or, if passed through to the Company, the magnitude of such charges. The systems of other companies on which the Company's systems rely may not be timely converted. Accordingly, there are no assurances that the failure by such other companies' systems to achieve Year 2000 qualification, or qualify in a manner that is compatible to Company systems, would not have a material adverse effect on the Company. The Company is finalizing contingency plans for various possible scenarios.

        The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for product it has sold. Based on the internal assessment, the Company has not identified any material costs or expenditures specifically related to modifications of information systems for Year 2000 compatibility. This internal assessment is a continuing process, consequently there can be no assurances that the Company will not be required to expend significant amounts on achieving Year 2000 qualification or that such expenditures will not have a material adverse affect on future results from operations or financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

        The Company does not have significant exposure to changing interest rates on invested cash at September 30, 1999. The Company invests in U.S. Treasury bills and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at September 30, 1999, is low, as the investments mature within three months.

        The Company had $25 million of 4.5% Notes at September 30, 1999, which bear interest at 4.5% per annum and mature in November 2003. The Company does not have significant exposure to changing interest rates related to the 4.5% Notes because the interest rate on these notes is fixed.

        The Company had $75.3 million of 6.5% Notes at September 30, 1999, which bear interest at 6.5% per annum and mature in May 2003. The Company does not have significant exposure to changing interest rates related to the 6.5% Notes because the interest rate on these notes is fixed.

        The Company has drawn down a total of $6 million in three equal draws under the revolving line of credit guaranteed by BioChem. The loans bear interest at LIBOR plus 265 basis points, which are currently between 8.06% and 8.09%. Each draw under the line is an individual revolving loan. New interest rates and periods will be determined when these loans mature. The entire principal balance on the line of credit must be repaid no later than December 31, 1999. The Company has exposure to changing interest rates related to the $6 million of debt but does not deem it material due to the time limitations on the borrowing.

        The Company drew down $5 million in November 1999 under a revolving line of credit guaranteed by a third party. The loan bears interest at LIBOR plus
 .625%. The Company has exposure to changing interest rates related to the $5 million of debt but does not deem it material due to the time limitations on the borrowing.

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

        The Company does principally all of its transactions in U.S. dollars and currently has limited payment obligations in Swedish Krona and Danish Kroner; however, such obligations are not material to the Company's operations. In addition, the Company's contract with the NHS in the U.K. is denominated in British pounds sterling. The Company intends to reduce risk due to possible changes in exchange rates between the currencies by entering into a hedging transaction before the effective date of the contract.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

Sharon Mates, the Company's former president, continues to pursue her appeal of the judgment that the Company had obtained its favor from the U.S. District Court in Maryland. The appeal is pending in the U.S. Court of Appeals for the Fourth Circuit. Dr. Mates's original counsel, however, has withdrawn from their representation, causing Dr. Mates to apply for an extension of time to find new counsel and file her brief. On October 15, 1999, the Fourth Circuit granted Dr. Mates's motion, giving her until November 18, 1999, to file her brief.

The lawsuit was filed by Dr. Mates in November 1998 and included claims against the Company and two directors for, among other things, abusive discharge, defamation, interference with business relations, and breach of contract. In December 1998, the Company filed a motion to dismiss on the basis that the allegations in the complaint did not state any claim under applicable law. In June 1999, the U.S. District Court in Maryland dismissed all claims filed by Dr. Mates, as well as the claims filed against the two named directors and an affiliate, BioChem Pharma Inc. ("BioChem"). In July 1999, Dr. Mates filed a notice of appeal.

In October 1999, Chiron-Behring GmbH & Co. ("Chiron") notified the Company that Chiron is seeking to terminate the marketing agreement in Germany and Austria for the Company's DTaP-IPV vaccine. Chiron alleges that the Company misrepresented the status of European regulatory approval of its products and fraudulently induced Chiron to enter into the agreement. Chiron has demanded that the Company repay $3 million of nonrefundable payments that Chiron made under the agreement. If discussions directly with Chiron do not resolve the dispute, the Company intends to challenge Chiron's effort to terminate. The agreement between the Company and Chiron includes an arbitration process for resolving any such dispute, and the Company will avail itself of that process and will vigorously contest and defend against the claims raised by Chiron. The Company believes that the claims against it are without merit, that the Company has meritorious defenses available to it, and that certain counterclaims also may be available to it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

In July 1999 the Company obtained a $6 million revolving line of credit maturing December 31, 1999. The interest rate on borrowings under the line of credit is LIBOR plus 265 basis points. BioChem, an affiliate of the Company, has provided the guarantee of the line of credit, which will remain in place for a maximum of two years, unless there is a change of control such as the contemplated acquisition by the third party. The Company issued to BioChem warrants to purchase a total of 500,000 shares of the Company's Common Stock in reliance on
Section 4(2) of the Securities Act, related to draws of $4 million under the line of credit through September 30, 1999. An additional 250,000 warrants have been issued by the Company to BioChem for the draw of the remaining $2 million under the line during the fourth quarter of 1999. Each warrant has a term of two years from the date of issuance. The per share exercise price under each warrant is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on June 28 and ended on July 2, 1999. Each warrant contains anti-dilution provisions and registrations rights among other provisions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  Exhibits

             Exhibit No.     Description


                  10.45 Common Stock Purchase Warrant No. W-2 dated August 26, 1999

                  10.46 Common Stock Purchase Warrant No. W-3 dated October 28, 1999

                  10.47 Revolving Credit Facility Letter Agreement dated November 1, 1999 by and between Bank of America, N.A. and North American Vaccine, Inc. (with certain confidential information deleted therefrom)

                  10.48 Fee Letter dated November 1, 1999 (with certain confidential information deleted therefrom)

                  10.49 Security Agreement dated as of November 1, 1999 by and between North American Vaccine, Inc. and Bank of America, N.A. (with certain confidential information deleted therefrom)

                  10.50      Security  Agreement  dated as of  November  1, 1999
                             (with  certain  confidential   information  deleted
                             therefrom)

                  10.51 Patent and Trademark Assignment and Security Agreement dated as of November 1, 1999 by and between North American Vaccine, Inc. and Bank of America, N.A. (with certain confidential information deleted therefrom)

                  10.52 Patent and Trademark Assignment and Security Agreement dated as of November 1, 1999 (with certain confidential information deleted therefrom)

                  10.53 Guaranty Agreement dated November 1, 1999 (with certain confidential information deleted therefrom)

                  10.54 Reimbursement Agreement dated as of November 1, 1999 (with certain confidential information deleted therefrom)

                  27         Financial Data Schedule



        (b)  Reports on Form 8-K

             None

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


                              NORTH AMERICAN VACCINE, INC.
                              ----------------------------
                                  (Registrant)


                              By: /s/ Randal D. Chase
                                  ------------------------
                                  Randal D. Chase, Ph.D.
                                  President and Chief Executive Officer


                              By: /s/ Lawrence J. Hineline
                                  ------------------------
                                  Lawrence J. Hineline
                                  Vice President - Finance














Date:  November 15, 1999