Form 10-Q/A
period 1999-09-30
NORTH AMERICAN VACCINE INC
filed 2000-03-09
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A
(Mark One)

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

                  10.48      Fee Letter  dated  November  1, 1999

                  10.49 Security Agreement dated as of November 1, 1999 by and between North American Vaccine, Inc. and Bank
                             of  America,   N.A.

                  10.50      Security  Agreement  dated as of  November  1, 1999


                  10.51 Patent and Trademark Assignment and Security Agreement dated as of November 1, 1999 by and between North  American  Vaccine,  Inc. and Bank of
                             America,    N.A.

                  10.52      Patent  and  Trademark   Assignment   and  Security
                             Agreement  dated  as  of  November  1,  1999

                  10.53      Guaranty  Agreement  dated  November  1, 1999

                  10.54      Reimbursement  Agreement  dated  as  of November 1,
                             1999

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














Date:  March 9, 2000