Form 10-K
period 1999-12-31
NORTH AMERICAN VACCINE INC
filed 2000-03-30
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

      (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ____________

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

                                      NONE
                                      ----
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     SPECIFIED DATE -- MARCH 27, 2000; AGGREGATE MARKET VALUE -- $63,394,759

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF MARCH 27, 2000 - 32,870,350

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.


                                TABLE OF CONTENTS


ITEM        DESCRIPTION                                                 PAGE


            PART I

1     Business...............................................................4
2     Properties............................................................37
3     Legal Proceedings.....................................................38
4     Submission of Matters to a Vote of Security Holders...................39


            PART II

5     Market For Registrant's Common Equity And Related Stockholder Matters.39
6     Selected Financial Data...............................................41
7     Management's Discussion and Analysis of Financial Condition
       and Results of Operation.............................................43
7A    Quantitative and Qualitative Disclosures about Market Risk............57
8     Financial Statements and Supplementary Data...........................58
9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................91


            PART III

10    Directors and Executive Officers of the Registrant....................92
11    Executive Compensation................................................96
12    Security Ownership of Certain Beneficial Owners and Management.......101
13    Certain Relationships and Related Transactions.......................103


            PART IV


14    Exhibits, Financial Statement Schedules, and Reports on form 8-K.....107


Signatures.................................................................108

                                     PART I

ITEM 1.   BUSINESS

      EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR ITS FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS ARE ONLY PREDICTIONS, AND ACTUAL EVENTS OR RESULTS MAY BE MATERIALLY DIFFERENT FROM THE PREDICTIONS. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO THE MATTERS SET FORTH BELOW UNDER THE HEADING, "RISK FACTORS." THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO CONTINUALLY UPDATE THESE FORWARD-LOOKING STATEMENTS.

THE COMPANY

      INTRODUCTION. The Company is engaged in the research, development, manufacture and sale of vaccines for the prevention of infectious diseases. The Company's mission is to develop and market superior vaccine products intended to prevent infectious diseases, improve the quality of life of children and adults and lower total health care costs. The Company currently has three licensed products that contain its acellular pertussis ("aP") vaccine, including Certiva(R), its combined diphtheria, tetanus and acellular pertussis vaccine for infants and children, as well as 12 other products in various stages of development to prevent meningococcal, streptococcal, pneumococcal, E. coli, and HAEMOPHILUS INFLUENZAE type b infections.

      The Company's present focus is on the introduction of NeisVac-C(TM), its vaccine for the prevention of group C meningococcal infections, in the United Kingdom late in the second quarter or early in the third quarter of 2000. The U.K. National Health Service ("NHS") has committed to purchase 3 million doses of NeisVac-C(TM) in 2000 for approximately (British pound) 40 million (or approximately $64 million at March 23, 2000), with shipments that were originally scheduled to begin in April 2000 and now are expected to begin early in the third quarter of 2000, subject to UK regulatory approval and certain other conditions. Upon completion of the production of NeisVac-C(TM), the Company will recommence manufacture of aP vaccines, including Certiva(R), after the Company meets its contractual obligations in the United Kingdom. Accordingly, the Company expects limited sales of aP containing vaccine products from existing inventories in 2000 and 2001 until such time as the Company's aP products are available for sale. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation."

      The Company filed its marketing authorization application with the UK regulatory authorities on January 24, 2000, and is seeking approval of NeisVac-C(TM) for administration to children 12 months of age and older, adolescents and adults. During the fourth quarter of 1999, the Company commenced the change over from production of Certiva(R) and its aP vaccines to produce the group C meningococcal conjugate vaccine in anticipation of the commercial launch of the product in the United Kingdom. The Company has experienced some problems in scaling up bulk manufacturing of NeisVac-C(TM) and believes that these problems have been addressed; however, there can be no assurances that the Company will not experience further production disruptions or failures. The Company currently expects to receive regulatory approval and have commercial product available for delivery late in the second quarter or early in the third quarter of 2000. See "Products Under Development - Meningococcal Vaccines - NeisVacC(TM)" and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation for a more complete discussion regarding NeisVac-C(TM). See also "Risk Factors Risks Associated with Manufacturing and Scale-up."

      In November 1999, the Company signed a definitive Share Exchange Agreement (the "Share Exchange Agreement") to be acquired by Baxter International Inc. ("Baxter") in a taxable stock-for-stock transaction pursuant to a plan of arrangement under the Canada Business Corporations Act valued at approximately $390 million. Under the Share Exchange Agreement, the Company's shareholders will receive $7 per share, comprised of $6.97 of Baxter common stock and $0.03 in cash. The number of Baxter shares to be issued to the Company's shareholders under the Share Exchange Agreement will be set based upon the average closing sale price of Baxter common stock for the ten trading days ending on the fifth trading day prior to consummation of the transaction. As part of the transaction, Baxter has agreed to purchase, as promptly as practicable after the closing, the Company's outstanding 6.50% Convertible Subordinated Notes due May 1, 2003 (the "6.5% Notes") and its 4.5% Convertible Secured Notes due November 13, 2003 (the "4.5% Notes") pursuant to the terms of their respective indentures. The Company's principal shareholders also have entered into a shareholder agreement with Baxter pursuant to which they have agreed to vote to approve the transaction. The transaction is subject to a number of conditions to closing, including, among others, receipt of U.K. regulatory approval for NeisVac-C(TM), the Company's group C meningococcal vaccine, and the manufacture of a two-month supply of NeisVac-C(TM) for the Company's contract with the NHS, both before April 1, 2000. The agreement calls for closing in April 2000. The Company currently does not expect to have received UK regulatory approval for NeisVac-C(TM) or to have manufactured the requisite two-month supply of vaccines available by April 1, 2000. Baxter has advised the Company that it will not close on the acquisition transaction under the current terms of the Share Exchange Agreement unless all conditions to closing are satisfied in the time frame specified. Based upon the Company's failure to meet required conditions on April 1 and other developments of concern to Baxter, Baxter has proposed that the parties modify the Share Exchange Agreement. The parties have been in discussions regarding proposals that involve, among other things, a reduction in the purchase price, the terms under which additional financing would be available to the Company, an extension of the date by which conditions to closing are to be satisfied, additional conditions to closing and changes to existing conditions to closing, the outside date for termination of the Share Exchange Agreement, and an early termination of the Share Exchange Agreement. There can be no assurances as to whether the Company and Baxter will reach an agreement with respect to a mutually acceptable modification to the Share Exchange Agreement or mutually acceptable termination arrangements or as to the timing of any such agreement. If the parties are unable to reach such an agreement and Baxter determines not to waive the conditions to closing which the Company is unable to meet, Baxter will not be obligated to close on the acquisition transaction and the Company will continue to be bound by the terms of the Share Exchange Agreement through at least May 31, 2000. Baxter has advised the Company that it does not wish to terminate the Share Exchange Agreement. If the parties cannot agree upon a mutually acceptable modification of the Share Exchange Agreement or mutually acceptable termination arrangements, the Company's credit facility with the Bank of America will become due and payable on March 31, 2000. The line of credit is secured by a pledge of all of the Company's otherwise unencumbered assets. In such event, there can be no assurances that the Company will be able to refinance this indebtedness or obtain financing for its continued operations. If the Company cannot obtain financing, there can be no assurance that the Company can continue its operations for any period of time without seeking bankruptcy protection. In addition, there can be no assurances that litigation will not be commenced between the parties arising out of the Share Exchange Agreement or the Company's efforts to secure financing. If the Company becomes involved in such litigation, there can be no assurances as to whether the Company will have sufficient funds to defend such litigation, whether the Company will prevail in such litigation or the amount of damages for which the Company may be responsible if it does not prevail in such litigation. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation for a more complete description of the transaction. See also "Risk Factors Risk Associated with the Baxter Transaction."

      The Company was incorporated as a Canadian corporation on August 31, 1989, for the purpose of acquiring American Vaccine Corporation, a publicly held Delaware corporation ("American Vaccine"), and certain assets of BioChem Pharma Inc. ("BioChem"), in a share purchase and merger transaction (collectively described as the "Merger"). On February 28, 1990, shareholders of American Vaccine approved the Merger. The Company had no operations prior to the Merger. Pursuant to the Merger, the shareholders of American Vaccine received 50% ownership in the Company. Simultaneously, BioChem purchased a 50% interest in the Company in exchange for cash, shares of BioChem common stock, and the license or assignment and transfer of certain rights and other intangible assets. See Item 13 - Certain Relationships and Related Transactions.

      The Company maintains its executive offices at 10150 Old Columbia Road, Columbia, Maryland 21046, and its telephone number is (410) 309-7100. Unless otherwise indicated or the context otherwise requires, references to the "Company" or to "North American Vaccine" contained herein are to North American Vaccine, Inc. and its consolidated subsidiaries.

OVERVIEW OF VACCINE MARKET

      PEDIATRIC VACCINES. Due to the potential for epidemic disease, most countries consider vaccinations to be a matter of national importance. In the United States, the ten vaccines generally required by state pediatric vaccination programs are intended to prevent diphtheria, tetanus, pertussis, measles, mumps, rubella, polio, Hib, hepatitis B and varicella (chicken pox). In addition to these ten vaccines, the Advisory Committee on Immunization Practices ("ACIP") of the CDC and the American Academy of Pediatrics ("AAP") periodically review current immunization practices and issue their recommendations for additional pediatric vaccinations. In Western Europe, vaccination against diphtheria, tetanus and pertussis is generally recommended, with each country establishing its own vaccination schedules and requirements.

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

      ADULT VACCINES. Adults, especially older persons who are at greater risk of contracting and succumbing to disease and infection, can benefit greatly from immunizations. In 1994, the United States Department of Health and Human Services estimated that the costs to society of diseases for which vaccines then currently existed exceeded $10 billion each year. In addition, vaccines have been widely recognized as highly cost-effective in preventing the incidence of disease and infection. Moreover, it is becoming widely recognized that many childhood vaccine-preventable infections and diseases, such as pertussis, are also found among younger adults, who serve as reservoirs for, and sources of pediatric exposure to, these infections and diseases. While the size of the target populations for adult vaccines may vary and adult vaccination rates have been historically low, some of these markets are much larger than the target population for pediatric vaccines. The Company believes that the market for adult vaccines will expand as health-care providers increasingly recognize vaccines as a cost-effective method for preventing the incidence of disease and infection.

PRODUCTS UNDER DEVELOPMENT

      The  Company  currently  has three  licensed  products  that  contain  the
Company's aP vaccine and more than 12 others in its product pipeline. The Company's vaccine products are intended for use in infants, children, adolescents and adults. The Company's present focus is the manufacturing of NeisVac-C(TM), its vaccine for the prevention of Group C meningococcal infections, under a contract with the NHS. The NHS has committed to purchase 3 million doses of NeisVac-C(TM) in 2000, with shipments that were scheduled to begin in April 2000 and are now expected to begin early in the third quartr of 2000, subject to UK regulatory approval and certain other conditions.

      The Company also is developing combination vaccines that incorporate the Company's patented monocomponent aP product. The Company's first such product is Certiva(R), which was licensed by the U.S. Food and Drug Administration ("FDA") in July 1998 and is marketed in the United States under the trade name Certiva(R). The Company is also developing combination vaccines using Certiva(R) as the foundation or "anchor," such as Certiva(R)-inactivated polio vaccine ("IPV") for the prevention of diphtheria, tetanus, whooping cough and polio, and Certiva(R)-IPV-Hib, which adds a vaccine for the prevention of HAEMOPHILUS INFLUENZAE type b ("Hib"), which can cause meningitis in infants and children. The Company has also developed Amvax(R), a combined tetanus, diphtheria, aP ("TdaP") vaccine for booster immunization of adolescents and adults.

      In Europe, the Company's aP vaccine has been approved both as a stand-alone product and as DTaP and DTaP-IPV combinations for use in infants and children. One or more of these products is licensed in several European countries, including Denmark, Sweden, Finland, Poland, Germany and Austria, and applications are pending to expand regulatory approval in other European jurisdictions.

      Beyond the aP vaccine products, the Company has a broad portfolio of polysaccharide-protein conjugate vaccines for use in infants, children, adolescents and adults. These vaccines will be targeted to prevent disease caused by: Groups B, C and Y meningococci; Groups A and B streptococci; STREPTOCOCCUS PNEUMONIAE; and Hib. The vaccines may be developed initially in standalone formulations, and later in various combinations.

      The Company has access to a number of patented, novel carrier proteins to be included in its polysaccharide-protein conjugate vaccines. Use of the Company's novel carrier proteins is intended to avoid adverse reactions associated with the overuse of conventional protein carriers, such as diphtheria and tetanus toxoids. These novel carrier proteins also have exhibited additional benefits, such as adjuvant activity in the Hib and meningococcal vaccines, and an enhanced protection elicited by the proteins themselves in the Company's group B streptococcal and pneumococcal vaccines.

      Given the Company's current financial resources, the Company will have to establish collaborations for certain products in selected territories in order to maximize the potential of this rich product pipeline. Such collaborations, however, cannot be established without Baxter's consent. Under the terms of the Share Exchange Agreement, the Company may not enter into any new or alternative collaborative arrangements for third parties to distribute, research or develop its products without Baxter's consent until either the transaction with Baxter is completed or the Share Exchange Agreement is terminated.

      The Company is focusing its research and development efforts on the vaccines set forth in Table 1 below. The Company spent $16.2 million, $18.0 million and $19.9 million on research and development of its products in 1999, 1998 and 1997, respectively. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

--------------------------------------------------------------------------------
                      TABLE 1 - PRODUCTS UNDER DEVELOPMENT

PRODUCT                  TARGET MARKET                    STATUS (1)

---------------------                               ----------------------------
                      PEDIATRIC  ADOLESCENT  ADULTS
--------------------------------------------------------------------------------
ACELLULAR PERTUSSIS VACCINES
--------------------------------------------------------------------------------
Certiva(R) (DtaP)         X                         Licensed in United States,
                                                    Sweden, Denmark, Germany
                      ----------------------------------------------------------
Stand-alone aP            X          X              Licensed in Sweden
                      ----------------------------------------------------------
Certiva(R) - IPV          X                         Licensed in Germany,
                                                    Denmark, Poland, Sweden,
                                                    Finland and Austria;
                                                    Phase I/II trials in U.S.
                                                    expected to commence in 2000
                      ----------------------------------------------------------
Certiva(R)- IPV- Hib      X                         Preclinical; commenced
                                                    trials of Hib vaccine in
                                                    1999; Phase II trial of Hib
                                                    vaccine expected to be
                                                    completed in 2000.
                      ----------------------------------------------------------
Amvax(R) (TdaP)                      X         X    Phase I and Phase II/III
                                                    trials expected to begin in
                                                    U.S. in 2000; Phase I trials
                                                    in U.K. expected in 2000
--------------------------------------------------------------------------------
CONJUGATE VACCINES
--------------------------------------------------------------------------------
NeisVac-C(TM) -           X          X         X    UK license application
 Group C Meningococcal                              filed in January 2000;
                                                    expect to begin Phase I/II
                                                    trial in U.S. in 2000
                      ----------------------------------------------------------
NeisVac-B(TM)             X          X         X    Phase I trial expected to
 Group B Meningococcal                              begin in 2000
                      ----------------------------------------------------------
NeisVac-BCY(TM)           X          X         X    Preclinical
 Group B/C/Y
 Meningococcal
                      ----------------------------------------------------------
Group B Streptococcal                X         X    Phase I/II trials  completed
                                                    on  monovalent  vaccine  (2)
                                                    Clinical      trials      on
                                                    multivalent vaccine expected
                                                    to begin in 2000

                      ----------------------------------------------------------
Pneumococcal              X          X         X    Preclinical
                      ----------------------------------------------------------
Group A Streptococcal     X                    X    Preclinical
--------------------------------------------------------------------------------
OTHER VACCINES
--------------------------------------------------------------------------------
E. Coli                              X         X    Preclinical
 (urinary tract
 infections)
                      ----------------------------------------------------------
Cancer                                         X    Preclinical

(1) Preclinical development denotes work to refine product performance characteristics and to conduct studies relating to product composition, stability, scale-up, toxicity and efficacy in order to create a prototype formulation in preparation for the filing of an investigational new drug application or IND with the FDA for authority to commence testing in humans (clinical studies). Phase I-III clinical trials denote safety and efficacy tests in human patients in accordance with FDA guidelines as follows:
Phase I: Safety, immunogenicity,  and optimal dosage studies.
Phase II: Detailed evaluations of safety, immunogenicity and optimal dosage in limited number of subjects in target population.
Phase III: Evaluation of safety and efficacy in expanded target population. See "Government Regulation."
(2) Proof of principal clinical trial for monovalent vaccine manufactured by a third party utilizing technology licensed to the Company.
--------------------------------------------------------------------------------

ACELLULAR PERTUSSIS VACCINES

      BACKGROUND. Immunization against diphtheria, tetanus and pertussis using a combined vaccine during infancy and childhood is a routine practice in the United States and most countries throughout the world, and the vaccination program is considered to be a major factor in reducing the incidence of, and number of deaths associated with, each of these diseases. Vaccination for the prevention of diphtheria, tetanus and pertussis currently is required in the majority of states within the United States and is scheduled to be administered to children at the ages of 2, 4, 6, 15 to 18 months, and 4 to 6 years of age. In addition, immunization against diphtheria, tetanus and pertussis is also required in many countries outside of the United States.

      Since the late 1940s, the widespread use of "whole cell" DTP vaccines led to a rapid decline in disease-related morbidity and mortality, especially in children. These "whole cell" DTP vaccines include the entire BORDETELLA PERTUSSIS bacterium that has been inactivated in the production process by heat or chemicals, and it is generally believed that the use of the "whole cell" BORDETELLA PERTUSSIS bacterium has been a leading cause of the adverse reactions associated with the existing "whole cell" DTP vaccines. These adverse reactions range from minor local reactions to more serious systemic reactions. Clinical trials have established that acellular pertussis vaccines should offer advantages over licensed "whole cell" pertussis vaccines with respect to improved tolerability and fewer serious adverse reactions. DTaP vaccines have now substantially replaced the "whole cell" DTP vaccines and are preferred for all doses in the immunization schedule recommended by the ACIP and AAP. Currently, four DTaP vaccines, including Certiva(R), have been licensed by the FDA for use in the United States. See "Products Under Development - Acellular Pertussis Vaccines - Certiva(R)" and "Competition."

      CERTIVA(R). In July 1998, the Company received FDA approval to manufacture and market Certiva(R) in the United States for use in infants and children six weeks to seven years of age. The product launch for Certiva(R) began in the fourth quarter of 1998. The Company markets Certiva(R) in the U.S. to government purchasers, including state governments and the CDC. Under a distribution agreement, Abbott Laboratories ("Abbott") previously marketed Certiva(R) to private physicians and managed care markets in the United States; however, Abbott terminated the agreement in September 1999. After Abbott's termination, the Company has sold limited quantities of Certiva(R) to non-government purchasers through direct arrangements with distributors. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation. See also "Risk Factors - No Assurance of Effective Marketing."

      Certiva(R) combines the Company's proprietary monocomponent acellular pertussis vaccine with diphtheria and tetanus toxoids, for use as a combined DTaP vaccine in childhood immunization programs. The Company's acellular pertussis vaccine is unique and distinct from all other pertussis vaccines in that it contains only pertussis toxoid (i.e., pertussis toxin that has been purified and chemically inactivated by hydrogen peroxide), instead of the entire BORDETELLA PERTUSSIS bacterium or two or more of its components. In clinical trials, this single toxoid has been shown to induce immunity with fewer serious adverse reactions than the "whole cell" pertussis vaccine. The method of manufacture for this pertussis toxoid are the subject of United States and foreign patents licensed exclusively to the Company. See "Business Relationships."

      FDA approval followed prior approvals of a European formulation of Certiva(R) ("Certiva(R)-EU"). In February 1996, a license was granted to the Company's European partner, Statens Serum Institut ("SSI"), to market in Sweden Certiva(R)-EU for all recommended doses for infants and children. Subsequently, regulatory applications were filed under the European mutual recognition procedures in other selected European countries based on the Swedish approval. Certiva(R)-EU has been licensed in Denmark, Germany, Poland, Austria and Finland. SSI holds the product rights and registration, and will market the product in the Scandinavian and Baltic countries and certain other countries comprising its territory ("SSI's Territory"). The Company does not currently have a salesforce or partner to market products in the European countries not included in SSI's Territory. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation. See also "Marketing of Vaccines," "Business Relationships" and "Risk Factors - No Assurance of Effective Marketing."

      As a result of a recent assessment of potential health risks related to mercury contained in food and drugs conducted by the FDA, in cooperation with the Environmental Protection Agency, the continued use of thimerosal in vaccines has been questioned. Thimerosal is a mercury-containing preservative commonly used in vaccines packaged in multi-dose vials. Thimerosal is approved for use by the FDA and is currently included in more than 30 licensed vaccines in the United States. Vaccines containing this preservative have been administered to hundreds of millions of children and adults worldwide, with no scientific or medical data to suggest that it poses an individual or public health risk. In July 1999, the Company decided to follow the recommendations of these agencies and move toward the discontinued use of thimerosal in Certiva(R). The Company intends to introduce a thimerosal-free formulation of the product in single-dose syringes in the United States. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation for discussion regarding impact on operations. The Company will submit data to the FDA on a thimerosal-free formulation of Certiva(R), including data on the European formulation of Certiva(R) that does not contain thimerosal by the end of the second quarter of 2000 or shortly thereafter, and the Company will work expeditiously with the FDA to obtain approval; however, there can be no assurances that such approval will be granted by the FDA or that FDA review will not involve delays that would adversely affect the Company's ability to market thimerosal-free Certiva(R). The AAP has called for the FDA to expedite the review of manufacturers' supplemental applications to eliminate or reduce the mercury content of vaccine products; however, there can be no assurances that such approval will be granted by the FDA or that FDA review will not involve delays that would adversely affect the Company's ability to market the thimerosal-free formulation of Certiva(R). See "Risk Factors - Government Regulation; Regulatory Approvals." The U.S. Public Health Service, the CDC and the AAP continue to recommend that all children should be immunized against the diseases indicated in the recommended immunization schedule. Until regulatory approval is obtained for thimerosal-free Certiva(R), the Company will only be able to sell previously produced thimerosal containing Certiva(R) from its limited inventory on hand. See Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of Operation.

      The Company has experienced production problems in the manufacture of the aP component for Certiva(R). In order to address these production limitations, the Company has implemented a capacity enhancement program with respect to its production of Certiva(R) and aP vaccines. The first step is to eliminate bottlenecks and streamline and strengthen the product testing and release process, thereby reducing production disruptions and failures and enhancing the reliability of the production process. This work will continue to be performed off-line during the first half of 2000, while NeisVac-C(TM) is being produced in the manufacturing facility. Second, the Company has modified its existing facilities and operations in a manner intended to expand production capacity and efficiency. The Company filed the appropriate documentation with the FDA in the fourth quarter of 1999 in seeking the approval for these enhancements; however, there can be no assurances that such approval will be granted by the FDA or that FDA review will not involve delays that would adversely affect the Company's ability to market Certiva(R) made with these enhancements. See "Risk Factors - Government Regulation; Regulatory Approvals." Upon completion of both of these programs, the Company expects that unit production costs (before filling and packaging) will be reduced. In prior years, the production costs for the Company's aP products exceeded their net realizable value, and there can be no assurances that the enhanced production and testing processes will increase capacity or lower the unit production costs, particularly in light of the increased filling and packaging costs associated with the decision to manufacture Certiva(R) without the preservative thimerosal, as discussed in Item

7 - Management's  Discussion and Analysis of Financial  Condition and Results of
Operation.   See  "Risk  Factors  -  Risk  Associated  With  Limited  Production
Capacity."

      AMVAX(R). Amvax(R), the Company's TdaP vaccine, is the adult formulation of Certiva(R). Within the U.S., TdaP vaccines are likely to be recommended for use in all adolescents and adults as a booster immunization to be given every ten years, and will replace the currently recommended tetanus, diphtheria ("Td") vaccine. Historically, pertussis has been recognized as a disease limited to infants and children; however, more recently adolescents and adults have been recognized as an important reservoir of infection, albeit with pertussis cases usually in a milder form that is indistinguishable from other respiratory infections. Scientists believe that waning immunity after natural infection or immunization during childhood may contribute to disease in these older groups. The CDC has reported that the proportion of pertussis cases occurring in adolescents and adults increased from 15.1% of the total during 1977 through 1979 to 26.9% during 1992 through 1993.

      Currently, there are no pertussis vaccines licensed in the United States for administration to adolescents or adults; the risk of adverse reactions from "whole-cell" vaccines outweighed the benefits of preventing the milder forms of pertussis disease experienced by these groups. The recognition of waning immunity in adolescents and adults, coupled with less reactogenic profile of aP vaccines, have altered this risk/benefit calculus in favor of immunization. The FDA's Vaccine and Related Biological Products Advisory Committee has begun discussions regarding a recommendation for adolescent and adult booster doses of vaccine as an ideal way to ensure protective immunity throughout adulthood. In addition, the ACIP is now considering a revision to the current recommendation of a Td booster every ten years to include an aP vaccine in a TdaP for all adolescents and adults in the United States.

      The Company intends to conduct safety and immunogenicity adult clinical trials in the United States and the United Kingdom using its TdaP vaccine.

      AP COMBINATION VACCINES

      As new vaccines for additional childhood diseases are developed and added to the recommended immunization schedule, the number of immunizations will increase. Delivering protection using fewer injections, at a reasonable cost, in a convenient manner that will enhance compliance, is a problem that may be solved with one simple solution - combination vaccines. The market is moving in this direction because the ACIP/AAP recommended schedules for many childhood vaccines are compatible. For example, the immunization schedules for diphtheria, tetanus, pertussis, polio and Hib vaccines overlap, so a DTaP-IPV-Hib vaccine could be recommended for up to four immunizations. See Table 2 below. Therefore, combination vaccines will likely replace most, if not all, stand-alone vaccines. In addition, healthcare providers and parents have rising expectations for combination vaccines. In fact, the ACIP has issued a policy statement on combination vaccines that recommends combination vaccines, in general, over the separate injection of their equivalent component vaccines.

      The Company is developing combination vaccines using Certiva(R) as an "anchor." Additional vaccines would be added to Certiva(R) to form the combination vaccine. The Company's combination vaccines under development are described below.

--------------------------------------------------------------------------------
            TABLE 2 - RECOMMENDED CHILDHOOD IMMUNIZATION SCHEDULE IN
               THE UNITED STATES FOR DTAP, HIB AND POLIO VACCINES
                          JANUARY 2000 - DECEMBER 2000
--------------------------------------------------------------------------------
         AGE      2        4       6       12       15       18       4-6
                 MOS.     MOS.    MOS.     MOS.     MOS.     MOS.     YRS.

    VACCINE
--------------------------------------------------------------------------------




  Diphtheria,
    Tetanus,
   Pertussis     DTaP     DTaP    DTaP                  DTaP          DTaP


--------------------------------------------------------------------------------




       H.
   INFLUENZAE
     type b      Hib (1)  Hib (1) Hib (1)       Hib

--------------------------------------------------------------------------------




     Polio       IPV      IPV                   IPV                   IPV

--------------------------------------------------------------------------------
  SOURCE: ACIP, AAP AND AMERICAN ACADEMY OF FAMILY PHYSICIANS (AAFP). IN ADDITION TO THE VACCINES LISTED IN THE TABLE ABOVE, THE ACIP/AAP RECOMMENDATIONS ALSO INCLUDE VACCINES TO PREVENT HEPATITIS B, MEASLES, MUMPS, RUBELLA, VARICELLA (CHICKENPOX) AND HEPATITIS A. IN WESTERN EUROPE, VACCINATION AGAINST THESE DISEASES IS ALSO GENERALLY RECOMMENDED, EACH COUNTRY ESTABLISHING ITS OWN VACCINATION SCHEDULES AND REQUIREMENTS.

  (1) Two or three dose primary regimen (depending on vaccine used) with primary doses administrated at the ages of 2, 4 and 6 months, and booster administered at between 12-15 months of age.

      CERTIVA(R)-IPV VACCINE. The Company believes that a single vaccination program for diphtheria, tetanus, pertussis and polio can be established by combining an enhanced, injectable IPV with Certiva(R). The Company anticipates that a DTaP-IPV vaccine can become a generally accepted multivalent vaccine because the polio vaccination schedule is compatible with the DTaP vaccination schedule, and because a polio vaccination program that includes IPV has been accepted as both safe and efficacious. In July 1999, the ACIP and AAP issued a revised recommendation related to polio vaccination. Now, IPV is recommended over oral polio vaccination ("OPV") for all four doses in the routine childhood polio vaccination schedule in the United States.

      In September 1996, the Danish National Board of Health granted SSI regulatory approval to market a combined DTaP-IPV vaccine, which incorporates the Company's aP toxoid, for all primary and booster doses in infants and children. This combination vaccine was developed jointly by SSI and the Company, and is presently licensed in Denmark, Poland, Sweden and Finland. Under the European mutual recognition procedures, Germany and Austria agreed in the first half of 1999 to recognize the Danish marketing authorization for the DTaP-IPV vaccine pending the completion of labeling issues related to the distribution of the product. SSI holds the product registrations under the European mutual recognition procedures, and the Company had previously appointed Chiron-Behring GmbH & Co. ("Chiron-Behring") to market the Certiva(R)-EU-IPV product in Germany and Austria. In January 2000, the Company and Chiron-Behring terminated the marketing arrangement. The Company does not expect to market Certiva(R)-EU-IPV in Germany and Austria until it can secure alternative distribution arrangements. See Item 3 - Legal Proceedings and Item 7
Management's Discussion and Analysis of Financial Condition and Results of Operation. See also "Risk Factors - Risk Associated with Lack of Availability of Capital."

      In addition, the Company expects to file an investigational new drug application with the FDA to conduct Phase II clinical trials in the United States with a Certiva(R)-IPV vaccine. There can be no assurance that the clinical trials will commence, that data from the clinical trials will support a regulatory filing or that any regulatory filings for the Certiva(R)-IPV will be accepted, or receive regulatory approval in a timely fashion or at all, by the FDA or other regulatory agencies. See "Government Regulation" and "Risk Factors
- Need for Regulatory Approvals."

      CERTIVA(R)-IPV-HIB VACCINE. The Company is also developing a combined single injectable DTaP-IPV-Hib vaccine in stable liquid form for the prevention of diphtheria, tetanus, pertussis, polio and infection caused by Hib. A Certiva(R)-IPV-Hib combination vaccine is compatible with the recommended pediatric immunization schedule. As indicated in Table 2 above, the current immunization schedule for diphtheria, tetanus, pertussis, polio and Hib recommends as many as thirteen injections to protect an individual from these diseases. The proposed combination vaccine may allow for protection against all five diseases in as few as five injections.

      Pre-clinical studies demonstrated no significant immunologic interference between the Company's Hib and aP vaccines in combination. In addition, a previous clinical trial in Sweden of Certiva(R)-IPV combined with a commercially available Hib vaccine found no serious adverse reactions and no clinically significant immunologic interference. Immunologic interference is an effect observed in products that combine aP and Hib vaccines that suppresses the Hib antibody response, and therefore may lower protection against Hib disease. In the preclinical studies, the Company's Hib vaccine produced a high level of functional antibodies such that effective protection from Hib disease is likely to be maintained in combination with aP vaccine.

      The Company believes that the ability of its Hib conjugate vaccine to produce excellent antibody response while avoiding significant immunologic interference is due primarily to the use of a novel carrier protein, a recombinant meningococcal porin ("rPorB"). This protein facilitates the desired immune response to the attached Hib polysaccharide. In addition, use of the novel protein is expected to reduce the risk of adverse reactions that some individuals may develop to other common carrier proteins. The Company is presently planning clinical trials of the Certiva(R)-IPV-Hib vaccine. See "Products Under Development - Conjugate Vaccines - HAEMOPHILUS INFLUENZAE Type b Vaccine" for a description of the Company's Hib vaccine. See also "Competition."

      CONJUGATE VACCINES

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

      In recent decades, vaccines have been developed for certain bacterial diseases using polysaccharides (long-chained sugars) that coat or encapsulate certain bacteria's outer membranes. While these polysaccharide vaccines have generally proven to be safe, many of them do not elicit an adequate immune response, particularly in infants whose immature immune systems do not recognize or respond to these polysaccharides. In addition, questions have been raised about the effectiveness of polysaccharide vaccines in the elderly and persons with immunocompromised immune systems. The Company believes that conjugate vaccines address these problems and will prove to be as safe as and more effective than polysaccharide vaccines in the target populations.

      The Company holds exclusive worldwide rights (excluding Canada) for the development, production and sale of vaccines against certain bacterial infections under a license granted by the National Research Council of Canada, a Canadian federal government agency ("NRC"), for certain conjugate vaccine technology. United States and, in some cases, foreign patents relating to this technology have been issued and applied for. The Company also holds, either as assignee or licensee, several other patents related to the development and manufacture of conjugate vaccines, including several novel carrier proteins. Use of the Company's novel carrier proteins reduces the risk of adverse events associated with the overuse of conventional carrier proteins, such as diphtheria and tetanus proteins. These novel protein carriers have exhibited additional benefits, such as adjuvant activity in the Company's Hib and meningococcal vaccines. In addition, these proprietary protein carriers have been designed in some cases to have the ability to serve as immunogenic antigens on their own.

      The Company is developing conjugate vaccines for the diseases discussed below and, where appropriate, intends to combine certain of its conjugate vaccines with Certiva(R) and its Certiva(R)-IPV vaccines. See "Products Under Development - aP Combination Vaccines" and "Business Relationships."

      MENINGOCOCCAL VACCINES. Meningitis is a serious infection involving the membranes surrounding the brain and spinal cord, which can lead to significant central nervous system damage in all age groups. In the United States, those most often stricken are children and young adults. Serogroups A, B, C and Y of NEISSERIA MENINGITIDIS (meningococcus) cause a significant number of cases of meningitidis and systemic meningococcemia. The incidence of meningitis caused by Group A, B, C and Y meningococcus varies from country to country, with Group B and C meningococcus generally accounting for nearly all disease in developed countries. In recent years, the epidemiology has shifted in the United States such that Group Y meningococcus is now reported in one third of all cases (with Groups B and C evenly splitting the other two thirds of reported cases).

      Currently, a polysaccharide vaccine for the prevention of Group A, C, Y and W-135 meningococcal infections is licensed in the United States. This vaccine is predominantly used selectively in the adult population and, in particular, is routinely administered to United States military personnel. This vaccine has not been demonstrated to be protective in children less than two years of age. In addition, there is currently no licensed conjugate vaccine for the prevention of Group B meningococcal infection.

      NEISVAC-C(TM). In January 2000, the Company filed a marketing authorization application in the United Kingdom for NeisVac-C(TM), its Group C meningococcal conjugate vaccine. The Company is seeking approval of NeisVac-C(TM) for administration to children 12 months of age and older, adolescents and adults. In the fourth quarter of 1999, the UK's NHS committed to purchase 3 million doses of NeisVac-C(TM) in 2000 for approximately (British pound)40 million (or approximately $64 million as of March 23, 2000), with shipments that were scheduled to begin in early April 2000 and are now expected to begin early in the third quarter of 2000, subject to UK regulatory approval. The NHS contract is intended to support a national immunization campaign in the United Kingdom to prevent Group C meningococcal disease. The UK Public Health Laboratory Service ("PHLS") has received reports of more than 1,000 cases of meningoccocal meningitis annually since 1991, with 2,882 cases in England and Wales for the 1998/1999 reporting period. Group C meningococci account for 35% to 45% of all cases and caused an estimated 150 deaths in the 1998/1999 reporting period, more than half of all meningococcal related deaths. The number of reported cases of meningococcal disease in UK teenagers has doubled since 1994.

      The Company does not expect to meet the first delivery date in April 2000 under the NHS contract. Currently, the Company expects to have initial product quantities released and available for delivery to NHS by early in the third quarter of 2000, although there can be no assurances in this regard. The Company has had informal discussions with NHS regarding the possible delays in licensure and product delivery and believes that, based on these discussions, the NHS would be willing to reschedule deliveries through the end of 2000 for the entire 3 million doses, without penalty, if the regulatory approval for NeisVac-C(TM) is issued within a few months of April 2000, although there can be no assurances in this regard. In addition, there can be no assurances that further production disruptions or failures will not impact the Company's ability to deliver NeisVac-C(TM) timely or in sufficient quantities to meet its obligations under the NHS contract. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation for a more complete discussion regarding NeisVac-C(TM). See also "Risk Factors - Lack of Profitability."

      In clinical trials supported by the PHLS, NeisVac-C(TM) demonstrated an excellent safety and immunogenicity profile. NeisVac-C(TM) elicited significantly higher antibody levels in several clinical studies compared to two other Group C meningococcal conjugate vaccines. Antibody levels are accepted as correlates to protective efficacy. Previous studies have demonstrated a correlation between vaccine efficacy and its ability to generate immunologic response and to stimulate bactericidal activity. The Company expects to complete clinical trials for, and file for UK regulatory approval of, an infant indication in 2000. See "Risk Factors - Government Regulation; Regulatory Approvals."

      NEISVAC-B (TM) VACCINE. Currently, there is no vaccine against Group B meningococcal disease licensed for routine use. Between 30-50% of all meningococcal disease is caused by this serogroup with no available intervention. Everyone is vulnerable to the disease, but the most susceptible age group is the infant population under one year of age. Fatality rates in infants are the highest with 10-27 cases per 10,000 versus 1 per 100,000 in the older population. As antibiotic therapy is unsuccessful if not applied early, a vaccine to prevent Group B meningococcal infections, including meningitis, is highly desirable.

      The  Company  has  developed  a Group B  meningococcal  conjugate  vaccine utilizing a unique carrier protein which appears to reduce many of the previously reported problems associated with the development of an effective Group B meningococcal polysaccharide vaccine. Since late 1995, the Company worked with Aventis Pasteur (formerly Pasteur Merieux Connaught) to jointly develop this conjugate vaccine. The two companies successfully collaborated in 1997 on preclinical primate studies for this Group B meningococcal conjugate vaccine that confirmed its safety and immunogenicity. These studies demonstrated that the conjugate vaccine made using the Company's proprietary technologies elicited IN VIVO superior bactericidal responses to another Group B meningococcal conjugate vaccine. In February 2000, Aventis Pasteur informed the Company of its decision to terminate its collaboration principally because of a change in strategic direction by Aventis Pasteur. See "Business Relationships - Aventis Pasteur Agreements" and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation. The Company is planning to file in the second quarter of 2000 an investigational new drug application with the FDA to begin a Phase I clinical trial in adults.

      COMBINATION MENINGOCOCCAL VACCINES. The Company is also developing combination conjugate vaccines against Group B/C, and B/C/Y meningococcal disease for adults and infants. The Company has completed preclinical development and testing of its Group A and Group A/C meningococcal conjugate vaccines, although combination vaccines including the Group A polysaccharide are to be developed. The clinical development and testing of these vaccines are expected to take several years to complete.

      GROUP B STREPTOCOCCAL VACCINE. Group B streptococcal ("GBS") infection affects all age groups in the United States and is the most common cause of life-threatening infections, including sepsis and meningitis in newborns. GBS infections in infants occur principally during the first three months after birth and can result in serious complications, including death, pneumonia or permanent brain damage from meningitis. Disease in newborns during the first week of life generally is caused by infection of the infant passing through the mother's colonized birth canal. GBS disease is also a prominent cause of peripartum maternal infections. Since there is no vaccine for the prevention of GBS disease in adults or infants, the CDC has issued guidelines for detecting and treating GBS infections in pregnant women as a means of reducing the risk and incidence of disease in newborns. These guidelines, which have been adopted by the AAP and the American College of Obstetricians and Gynecologists, include diagnostic testing during the third trimester and, for those infected, a course of intravenous antibiotics during and after labor. A primary target market for this vaccine will be women of child-bearing age. A principal benefit to such an immunization program is that the vaccine has the potential to generate protective antibodies for both the mother and the infant and, therefore, prevent a large portion of newborn infections.

      A vaccine against GBS infection, utilizing patented technologies that the Company has licensed from the NRC, the Brigham and Women's Hospital, and Harvard University, has been tested in a Phase I/II clinical trial conducted under the sponsorship of the NIAID. In that trial, the monovalent vaccine was well tolerated with minimal reactogenicity and no serious side-effects in healthy, nonpregnant women subjects. Antibodies elicited by immunization with different conjugate vaccine serotypes displayed protective activity IN VITRO and IN VIVO. The administration of a GBS polysaccharide conjugate vaccine to adolescent females may be a realistic approach to the prevention of perinatal GBS infection since antibodies transported through the placenta to the fetus during subsequent pregnancies may confer protective immunity even to infants born prematurely between 34 and 37 weeks of gestation. Trials of monovalent GBS vaccines have been expanded, and the vaccines are currently in Phase II clinical trials. The Company is presently planning clinical studies of its multivalent vaccine in nonpregnant adolescent girls and women.

      HAEMOPHILUS INFLUENZAE TYPE B VACCINE. Hib has been a frequent cause of meningitis and other serious infections in infants and children. The ACIP has issued a recommendation for universal vaccination of children for protection against diseases caused by Hib. Vaccination against Hib consists of either a two or three dose primary regimen (depending on vaccine used), with primary doses administrated at the ages of 2, 4 and 6 months and a booster dose administered at between 12 to 15 months of age. See Table 2 above. Children infected with Hib bacteria can develop meningitis, which can lead to blindness, deafness, acquired mental retardation or death. The peak incidence of Hib infection in the United States occurs in children between 6 and 18 months of age. Three manufacturers are currently licensed by the FDA to sell Hib conjugate vaccines for use in all primary and booster doses. See "Competition."

      At the end of 1999, the Company completed Phase I clinical trial for its Hib conjugate vaccine using rPorB as the protein carrier. The preliminary results of that trial indicate that the vaccine was well-tolerated and immunogenic. The Company expects to begin a Phase II clinical trial of this vaccine in toddlers in 2000. See "Products Under Development - aP Combination Vaccines."

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

      PNEUMOCOCCAL VACCINE. There are in excess of 20 serotypes of pneumococcal bacteria that cause pneumonia, a respiratory infection that affects individuals of all ages, as well as other infections. The present pneumococcal vaccine is a multivalent polysaccharide vaccine recommended for adults, particularly elderly and other patients with a high risk of contracting pneumonia. Otitis media, or middle ear infection, is a common illness in the United States afflicting children under five years of age. The majority of bacterial cases are attributable to pneumococcal organisms. Chronic otitis media can lead to hearing defects and associated learning and language disabilities. There is no vaccine licensed by the FDA that prevents otitis media caused by pneumococcal bacteria. The Company is currently in the preclinical stage of the development of a multivalent conjugate vaccine against pneumococcus infection, including otitis media.

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

MARKETING OF VACCINES

      The Company's mission is to develop and market superior vaccine products intended to prevent infectious diseases, improve the quality of life of children and adults and lower total health care costs. In pursuing this objective, the Company considers, among other things, collaborations with pharmaceutical and other vaccine manufacturers where appropriate to maximize the value of the Company's products and technologies.

      To maximize market penetration for its first commercial products within the least amount of time, the Company has aimed to establish marketing alliances in the United States, Europe and other territories with well-established local partners on a country-by-country basis. Toward this end, the Company previously entered into marketing alliances for certain products in the United States and selected countries within Europe. Two of these relationships were terminated in 1999. Under a marketing agreement between Abbott and the Company, Abbott began to market Certiva(R) in October 1998 to private physicians and managed care markets in the United States for immunization of infants and children. Abbott terminated the agreement in September 1999. The Company is currently selling out of limited inventories of Certiva(R) to non-government purchasers through wholesale distributors. In addition, effective as of the end of 1999, the Company and Chiron-Behring terminated their collaboration whereby Chiron-Behring would distribute the Company's DTaP and DTaP-IPV vaccines in Germany and Austria. The Company will continue to evaluate distribution, marketing, joint venture and similar arrangements with third parties in its territories and for products where, in the judgment of the Company, such arrangements would be beneficial to the successful commercialization of its products; however, under the terms of the Share Exchange Agreement, the Company currently may not enter into any new or alternative collaborative arrangements for third parties to distribute, research and develop its products without Baxter's consent until either the transaction with Baxter is completed or the Share Exchange Agreement is terminated. See "Business Relationships" and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      The Company also has sold vaccines directly to federal and state government programs, with Texas and California constituting approximately 44% and 11% of sales in 1999. In the United States, federal and state governments currently purchase a substantial portion of pediatric vaccines sold. The Company is selling Certiva(R) directly to federal and state governments through established purchasing programs. The Company participates in the U.S. government's multiple contract awards for the purchase of its annual requirements of DTaP vaccine. Under these contracts, the Company and the other vaccine suppliers effectively are not guaranteed any minimum purchase requirements, but they are provided the opportunity to revise their contract proposals on a quarterly basis. The Company also is competing to supply Certiva(R) to state government programs. See "Risk Factors - No Assurance of Effective Marketing" and "Risk Factors - Changes in Government Purchasing Policies." The Company expects to have limited sales of Certiva(R) in 2000 principally because of the Company's focus on fulfilling its contractual commitments under the NHS contract for NeisVac-C(TM). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation for a more complete discussion.

      For financial information regarding the segments in which the Company operates, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation, and Note 3 of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data. All of the Company's sales are made in U.S. dollars. The backlog of orders believed to be firm for the Company's products was approximately $1.9 million and $1.6 million as of December 31, 1999 and 1998, respectively. The Company does not consider orders for any of the Company's products to be firm until such time as regulatory approval is obtained for each product. To date, sales of bulk aP vaccines to SSI have constituted the Company's exports. In 1999, 1998 and 1997, the Company's product sales to SSI were $2.4 million, $1 million and $1.7 million, respectively.

      In 2000, sales of NeisVac-C(TM) are expected to be solely to the UK government under the NHS contract as part of a national immunization campaign of all newborns to young adults to prevent Group C meningococcal disease. These sales represent a one-time opportunity, because upon completion of the national campaign, the UK market for NeisVac-C(TM) generally will be limited to the annual birth count of approximately 700,000 infants. Accordingly, the Company will undertake to use the European mutual recognition procedures to have NeisVac-C(TM) approved for marketing in additional European countries, although there can be no assurances that these marketing authorizations will be issued timely or at all. See "Risk Factors - Government Regulation; Regulatory Approvals."

      To successfully commercialize Certiva(R) in the United States, the Company will be required, among other things, to continue participation in established purchasing programs of federal and state governments, to maintain an identity and reputation for the Company and its products, to maintain an awareness among pediatricians of the safety and efficacy of the vaccine, to distinguish the Company's products from those of its competitors, to maintain the Company as an effective and reliable supplier of vaccines, to maintain efficient and consistent production of sufficient quantities of vaccine and to establish effective distribution channels. There can be no assurance that the Company will be able to continue to successfully market its vaccine products, or that it will successfully negotiate and execute any commercial arrangements with third parties. See "Business Relationships," "Competition" and "Risk Factors - No Assurance of Effective Marketing."

BUSINESS RELATIONSHIPS

      PERTUSSIS LICENSE AGREEMENT. The process by which the Company's pertussis toxin is inactivated is the subject of a United States patent held by the United States Government, which has been licensed exclusively to the Company. The patent is scheduled to expire on August 9, 2005; however, the Company has filed an application with the U.S. Patent and Trade Office to extend the patent term and has received a preliminary determination that the extension will be through 2010. The Company's exclusive rights will expire on October 29, 2005. The Company is required to pay the United States Government a royalty based on net sales of a vaccine that utilizes the patented technology. Foreign patent applications covering this technology have been filed and fourteen unexpired foreign patents are issued with expiration dates ranging from 2002 to 2009. The Company has acquired a royalty-bearing exclusive license for the use of the patented technology in all such foreign jurisdictions for the full term of the patents. See "Products Under Development - Acellular Pertussis Vaccines."

      CANADIAN GOVERNMENT LICENSE AGREEMENTS. The Company is the assignee under two license agreements between BioChem and the Canadian Government covering the conjugate technology being developed by the Company. These license agreements currently cover a total of thirty-one issued patents with expiration dates ranging from 2005 to 2016, and the Company and the Canadian Government have applied for additional patents, which, if issued, would be licensed to the Company under these agreements. The Company is required to pay the Canadian Government royalties on the sale of licensed vaccines. In the event of a change in control of the Company, the Canadian Government retains the right to terminate both agreements if it believes such change in control is detrimental to the Canadian Government; however, the Company does not expect that acquisition by Baxter to trigger this provision under the applicable licenses. The Canadian Government also can terminate the license agreements if all reasonable efforts are not being used to exploit the technology commercially with due diligence. Under one license agreement, the Company has the exclusive worldwide rights (excluding Canada) for the development, production and sale of vaccines produced in accordance with the conjugate vaccine technology covered by the license. The vaccines covered include, among others, those against meningococcal, HAEMOPHILUS INFLUENZAE type b, Group B streptococcal and pneumococcal infections. The term of the license is co-extensive with the term of the patents. Currently, the last-to-expire patent licensed under this agreement is scheduled to expire in 2016. Under the second license agreement, the Company has the exclusive worldwide rights (excluding Canada) for the development, production and sale of a vaccine against Group B meningococcal disease produced in accordance with the licensed technology. The term of the license is co-extensive with the terms of the patents. Currently, the last-to-expire patent licensed under this agreement is scheduled to expire in 2016. See also "Products Under Development - Conjugate Vaccines."

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

      In February 1992, the Company signed two additional supply agreements with SSI. Under the first supply agreement, SSI has agreed to provide the Company with diphtheria and tetanus toxoids for use as carrier proteins in the development and manufacture of the Company's conjugate vaccines. If SSI fails to continue to supply the Company with these components, the Company has a royalty-bearing license to produce diphtheria and tetanus toxoids for this purpose. Under the second supply agreement, the Company has agreed to supply SSI with its conjugate vaccines that utilize SSI's diphtheria or tetanus toxoids as a carrier protein solely for use by SSI in combination with DTaP and DTaP-IPV vaccines in SSI's Territory. SSI's right to market and sell these products is exclusive in SSI's Territory. These agreements have a term of 20 years.

      STATENS SERUM INSTITUT RESEARCH AND DEVELOPMENT AGREEMENT. In 1991, the Company entered into a research and development agreement with SSI under which the parties agreed to collaborate on the development of a DTaP-IPV vaccine. See "Products Under Development - aP Combination Vaccines." The agreement permits either party to add other antigens to the DTaP-IPV product. Once the Company obtains regulatory approval, and commences sales of the DTaP-IPV product, it will be required to make royalty payments to SSI. SSI is required to sell to the Company all of its requirements of IPV for the purpose of developing, producing and selling the DTaP-IPV product, either alone or together with other antigens. The contract has a term of 20 years.

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

      AVENTIS PASTEUR AGREEMENTS. At the end of 1995, the Company entered into a clinical development agreement and a license agreement with Aventis Pasteur (formerly Pasteur Merieux Connaught) under which both parties would jointly develop the Company's new conjugate vaccine against Group B meningococcus for both adult and pediatric indications. In addition, Aventis Pasteur was responsible for all costs associated with the clinical development of the vaccine through the completion of Phase II clinical trials. See "Products Under Development - Conjugate Vaccines - Meningococcal Vaccines." In February 2000, Aventis Pasteur informed the Company of its decision to terminate the arrangement principally because of a change in strategic direction by Aventis Pasteur. Under the terms of the agreements, Aventis Pasteur had the right to terminate at any time. With termination of the agreements, all rights to the products and technology developed in collaboration with Aventis Pasteur reverted immediately back to the Company. Through the termination date of the agreements, the Company received payments from Aventis Pasteur in connection with this project in the amount of approximately $18 million. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      ABBOTT LABORATORIES AGREEMENT. In October 1996, the Company and Abbott signed a definitive agreement under which Abbott would market Certiva(R) following FDA approval. Abbott began to market Certiva(R) in October 1998 to private physicians and managed care markets in the United States for immunization of infants and children. Abbott terminated the relationship in September 1999. The Company is currently considering selling Certiva(R) to non-government purchasers in the United States through direct arrangements with distributors, although no formal agreements have been completed.

      Under the agreement, Abbott provided the Company with clinical development funding for its combination vaccines. The Company recognized approximately $850,000 of revenues under this contract in 1999 prior to its termination. During the course of the agreement, the Company received total payments of $6 million. In addition, the Company received revenues from Abbott as it purchased Certiva(R). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

      The Company believes that the principal methods of competition in the vaccine marketplace are price, product quality (measured by the safety and efficacy of a vaccine product) and introduction of new products (including vaccines against diseases for which no vaccine was previously available as well as new combination vaccines that combine existing vaccines for several diseases into a single product). Combination vaccines frequently are favored by public health authorities, medical practitioners and patients, particularly in the case of pediatric vaccines, because they reduce the need for multiple injections and may increase overall compliance with recommended vaccination schedules. As new combination vaccines are introduced, older combinations and single products often become obsolete. See "Marketing of Vaccines."

      The Company believes that its principal competitors in the United States are Wyeth-Lederle (a subsidiary of American Home Products), Merck & Co., SmithKline Beecham plc, and Aventis Pasteur, most of which are active in the development of aP, combination and conjugate vaccines for use in infants and children. For example, Certiva(R) currently competes in the United States with three other DTaP vaccines, and most, if not all, manufacturers of DTaP vaccines are expected to compete in the TdaP vaccine market. In addition, NeisVac-C(TM) is expected to compete in the United Kingdom against at least two other Group C meningococcal conjugate vaccines, one of which is already licensed there. To the extent that these competitors are successful in developing and marketing combination vaccines that include DTaP vaccines, these combination vaccines may gain market share at the expense of stand-alone DTaP vaccines, including Certiva(R). One of these competitors has licensed in the United States a vaccine that combines by reconstitution that company's Hib vaccine with its DTaP vaccine for administration at 15-18 months of age. Another competitor has reported that it is in clinical trials for a DTaP-Hib combination vaccine. In addition, several competing DTaP vaccines and certain combination vaccines incorporating DTaP, IPV, Hepatitis B and/or Hib vaccines have been licensed for sale outside of the United States. See "Risk Factors - Competition and Technological Change."

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

GOVERNMENT REGULATION

      The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local authorities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, advertising, promotion, export, and marketing of the Company's products. In the United States, the FDA regulates human vaccine products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other laws.

      The steps required before a human vaccine product may be approved for marketing in the United States generally include: (i) preclinical laboratory and animal testing; (ii) submission to the FDA of an Investigational New Drug Application ("IND") for human clinical testing, which must become effective before human clinical trials may commence; (iii) human clinical trials and other studies to establish the safety and efficacy of the product; (iv) the submission to the FDA of license applications; (v) FDA review of the license applications; and (vi) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with Good Manufacturing Practices ("GMP"). The testing and approval process requires substantial time, effort and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. See "Risk Factors - Government Regulation; Regulatory Approvals."

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

      Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the vaccine into human subjects (usually healthy volunteers), the vaccine is tested for safety (adverse effects), optimal dosage, and its ability to induce an immune response (immunogenicity). Phase II involves studies in limited target patient populations to further evaluate immunogenicity and optimal dosage, and to identify possible adverse effects and safety risks. Phase III clinical trials are undertaken to evaluate clinical efficacy or some measure thereof and to further test for safety within an expanded target patient population, usually at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing of any of the Company's products will be successfully completed within any specific time period, if at all, or, that if they are completed, that the results of the trial will be sufficient to serve as the basis of a license application submission to the FDA. Furthermore, FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects in the trial are being exposed to an unacceptable health risk. See "Risk Factors - Uncertainties Related to Clinical Trials."

      The results of preclinical testing and clinical trials, together with detailed information on the manufacture and composition of a product, are submitted to the FDA in the form of a Biologics License Application ("BLA"). The FDA may deny a BLA if applicable regulatory criteria are not met, require additional testing or information, and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Before approving a BLA, the FDA will inspect the facilities at which a product is manufactured, and will not approve the product unless GMP compliance is satisfactory.

      Both before and after approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, the BLA review process, or thereafter (including after approval), may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, seizure, injunction, and/or the imposition of criminal penalties against the license holder. For example, each holder of an IND or FDA license is required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to GMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, moneys, and effort in the area of production and quality control to maintain GMP compliance. In addition, discovery of problems may result in restrictions on a product, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

      The Company is also subject to a variety of foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval.

      Requirements similar to FDA's are also in effect in the European Union and other foreign countries where the Company has applied or may apply for regulatory approval for clinical studies and/or marketing of its vaccines. The Company's research and operations also are subject to regulation by the Occupational Safety and Health Agency, the Environmental Protection Agency, the Department of Agriculture, and the Department of Transportation. The Company also is subject to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other regulatory statutes, and may in the future be subject to other federal, state, local or foreign regulations. The Company's compliance with laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environmental does not have a material effect on the ongoing operations of the Company. The Company has not made any material expenditures for environmental control facilities, nor does it anticipate any such expenditures during the current fiscal year.

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

EMPLOYEES

      As of December 31, 1999, the Company had 267 full-time employees of whom 29 have Ph.D. degrees and three have M.D. degrees. Of these employees, 171 were engaged in research, development and production activities, 34 were engaged in administration, and 62 were engaged in quality/regulatory and related aspects of the Company's operations. The Company considers its relationship with employees to be satisfactory.

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

      RISK  OF  FAILURE  TO  COMPLETE  THE  ARRANGEMENT  WITH  BAXTER.   If  the
arrangement is not completed for any reason, NAVA may be subject to a number of material risks, including the following:

      o the Company is required to repay amounts borrowed under the credit facility with Bank of America and guaranteed by Baxter. As of March 21, 2000 the principal amount outstanding under this credit facility was $19.5 million;

      o the Company may be required to pay Baxter a termination fee of $14 million and reimburse Baxter for expenses up to $1 million;

      o the price of the Company's Common Stock may decline to the extent that the current market price of the Common Stock reflects a market assumption that the arrangement will be completed; and

      o costs related to the arrangement, such as legal, accounting and financial advisor fees, must be paid even if the arrangement is not completed.

See also "Risk Factors - Risk Associated with Lack of Availability of Capital."

      In addition, current and prospective employees of the Company may be uncertain about their future roles with Baxter until Baxter's strategies with regard to the Company are announced or executed. This may adversely affect the Company's ability to attract and retain key management, sales, marketing and technical personnel. Also, concern about the financial prospects of the Company and the uncertainty related to the closing of the arrangement with Baxter has contributed to employees leaving the Company and may contribute to additional loss of personnel.

      Further, if the arrangement is terminated and the Company's board of directors determines to seek another arrangement or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the arrangement or sufficient financing on acceptable terms that will be necessary to fund the Company's continuing operations. In addition, while the Share Exchange Agreement is in effect, the Company is prohibited, subject to certain exceptions, from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as an arrangement, sale of assets or other business combination, with any party other than Baxter without becoming responsible for paying a termination fee and reimbursing Baxter for expenses up to $1 million.

      RISK ASSOCIATED WITH LACK OF AVAILABILITY OF CAPITAL. To maintain the Company's production, research and development at current levels, present cash and cash equivalents, expected product sales of Certiva(R), NeisVac-C(TM), and the Company's other products are not expected to provide sufficient cash to fund the Company's operations, debt service payments and capital expenditures in 2000 and into 2001. To address the cash needs, the Company obtained in November 1999 a $30 million secured revolving line of credit from Bank of America, N.A. This line of credit is guaranteed by Baxter and is secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables. The Company expects that this line of credit will fund its operations through March 31 and through April 2000 if extended by the bank with Baxter's consent. If the acquisition by Baxter does not close timely in early April 2000, the Company will have to secure alternative interim financing and could be required to repay any outstanding balances on March 31, 2000. In this case, there can be no assurances that the Company will be able to obtain additional debt or equity financing on favorable terms in amounts required to meet cash requirements or that litigation will not result with Baxter arising out of the Company's efforts to secure such financing. The Share Exchange Agreement prohibits the Company from entering into certain debt and equity financing arrangements.

      In this case, the Company will be required to raise up to approximately $62 million, or $77 million should the Company be required to pay breakup fees to Baxter, of new financing in the second quarter of 2000 to finance its operations, service its debt and repay the lines of credit guaranteed by Baxter and BioChem. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The foregoing include forward looking statements and the factors which affect the actual cash required for operations could include, among other things: vaccine production levels; regulatory authorization to commence clinical investigations; timing for the commencement of planned clinical trials; and the level of expenditures for the Company's ongoing research and development program.

      In addition, the Company currently cannot secure any funding through third party collaborations, because under the terms of the Share Exchange Agreement, the Company may not enter into any new or alternative collaborative arrangements for third parties to distribute, research and develop its products without Baxter's consent until either the transaction with Baxter is completed or the Share Exchange Agreement is terminated.

      If the Company is unable to extend the March 31, 2000, maturity date of its credit facility with the Bank of America or to obtain other financing to repay the facility, then the Company would be in default under the Bank of America credit facility, and the bank and/or Baxter (as guarantor) could foreclose on the Company's assets, including patents, patent applications and receivables, securing the credit facility. The $30 million line of credit with Bank of America, N.A. guaranteed by Baxter is secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables. If an event of default occurs under the loan agreement, Baxter is obligated to purchase all of Bank of America's rights and obligations under the loan agreement with the Company. A default that is not timely cured would also trigger defaults and, therefore, repayment obligations under the Company's other financing facilities, as well as the possible foreclosure upon the remaining Company assets by creditors. The 4.5% Notes are secured by a pledge of collateral, which includes certain of the Company's equipment and other assets at the Company's principal manufacturing facility and the Company's ownership rights in U.S. Patent No. 5,425,946, entitled "Vaccines Against Group C NEISSERIA MENINGITIDIS." Any foreclosure on the collateral would substantially impair the Company's ability to operate its business, if it could do so at all without seeking bankruptcy protection. See Item 6 - Selected Financial Data and
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

      RISK RELATED TO SIGNIFICANT LEVEL OF INDEBTEDNESS. The Company currently has a significant level of indebtedness. As of December 31, 1999, the Company's consolidated indebtedness and capitalized lease obligations totaled approximately $119 million, including $75.3 million of 6.5% Convertible Subordinated Notes ("6.5% Notes"), $25 million of 4.5% Convertible Secured Notes ("4.5% Notes"), $6 million under a line of credit guaranteed by BioChem and $10 million under a $30 million line of credit guaranteed by Baxter. The Company's total assets as of December 31, 1999 are approximately $34 million. As of March 21, 2000, the Company had drawn down a total of $19.5 million under the line of credit guaranteed by Baxter, which matures on March 31, 2000. Until the Company begins to receive significant revenues from product sales of NeisVac-C(TM) under the NHS contract, the Company will continue to incur additional indebtedness under the line of credit guaranteed by Baxter, which is the Company's principal source of financing for its operations.

      This level of indebtedness could have material consequences for the Company such as:

      o impairing the Company's ability to obtain additional financing for working capital, capital expenditures, and general corporate or other purposes, and

      o limiting the availability of a substantial portion of the Company's future cash flow from operations, if any, as it will be required for payment of the principal and interest on its indebtedness.

      The Company will not generate sufficient increases in cash flow from operations to service its indebtedness; accordingly the Company must secure additional financing. There can be no assurance, however, that any financing would be available to the Company. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      In early May 2000, the Company is obligated to pay approximately $3.0 million in interest payments to the holders of the 6.5% Notes and 4.5% Notes. The $6 million line of credit guaranteed by BioChem also expires on May 31, 2000; although as part of the Baxter transaction, BioChem has agreed to maintain in effect and not to terminate in any respect its guaranty until the effective date for closing on the transaction and to loan the Company, if the Share Exchange Agreement is still in effect, up to $5 million on commercially reasonable terms if the line of credit becomes due prior to the effective date on the closing of the transaction. In addition, Baxter is the guarantor of the $30 million line of credit from the Bank of America, N.A. This line of credit matures on March 31, 2000, unless extended by the bank at Baxter's request. Under the terms of the Share Exchange Agreement, the transaction was scheduled to close by mid-April 2000. The transaction is subject to a number of conditions to closing, including, among others, receipt of UK regulatory approval of the NeisVac-C(TM) and the manufacture of a two-month supply of NeisVac-C(TM) for the Company's contract with the UK's National Health Service ("NHS") before April 1, 2000. The Company currently does not expect to have received UK regulatory approval for NeisVac-C(TM) or to manufacture the requisite two-month supply of vaccines by April 1, 2000.

      Baxter has advised the Company that it will not close on the acquisition transaction under the current terms of the Share Exchange Agreement unless all conditions to closing are satisfied in the time frame specified. Based upon the Company's failure to meet required conditions on April 1 and other developments of concern to Baxter, Baxter has proposed that the parties modify the Share Exchange Agreement. The parties have been in discussions regarding proposals that involve, among other things, a reduction in the purchase price, the terms under which additional financing would be available to the Company, an extension of the date by which conditions to closing are to be satisfied, additional conditions to closing and changes to existing conditions to closing, the outside date for termination of the Share Exchange Agreement, and an early termination of the Share Exchange Agreement. There can be no assurances as to whether the Company and Baxter will reach an agreement with respect to a mutually acceptable modification to the Share Exchange Agreement or mutually acceptable termination arrangements or as to the timing of any such agreement. If the parties are unable to reach such an agreement and Baxter determines not to waive the conditions to closing which the Company is unable to meet, Baxter will not be obligated to close on the acquisition transaction and the Company will continue to be bound by the terms of the Share Exchange Agreement through at least May 31, 2000. Baxter has advised the Company that it does not wish to terminate the Share Exchange Agreement. If the parties cannot agree upon a mutually acceptable modification of the Share Exchange Agreement or mutually acceptable termination arrangements, the Company's credit facility with the Bank of America will become due and payable on March 31, 2000. The line of credit is secured by a pledge of all of the Company's otherwise unencumbered assets. In such event, there can be no assurances that the Company will be able to refinance this indebtedness or obtain financing for its continued operations. If the Company cannot obtain financing, there can be no assurance that the Company can continue its operations for any period of time without seeking bankruptcy protection. In addition, there can be no assurances that litigation will not be commenced between the parties arising out of the Share Exchange Agreement or the Company's efforts to secure financing. If the Company becomes involved in such litigation, there can be no assurances as to whether the Company will have sufficient funds to defend such litigation, whether the Company will prevail in such litigation or the amount of damages for which the Company may be responsible if it does not prevail in such litigation.

      LACK OF PROFITABILITY. The Company has operated at a loss since its inception and its net loss for the year ended December 31, 1999 was approximately $49.6 million. The Company expects additional losses during 2000, although not at the same magnitude, based upon a number of factors. The factors included in assessing the projected losses are, among others: timing and magnitude of product sales for NeisVac-C(TM) under the NHS contract, difficulties experienced in scaling up bulk manufacturing of NeisVac-C(TM) the expensing of costs to produce NeisVac-C(TM) prior to regulatory approval, limited product sales from the limited inventory of Certiva(R) and aP vaccines on hand, manufacturing limitations for the Company's acellular pertussis vaccines, limitations on the Company's ability to negotiate and enter into new collaborative arrangements and alternative financings pursuant to the terms of the Share Exchange Agreement, all as discussed in greater detail in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, there can be no assurance that the Company will become profitable after 2000. To become profitable, the Company must:

      o timely receive regulatory approval of, and timely and efficiently manufacture, NeisVac-C(TM) to meet the Company's contractual commitments under the NHS contract to supply 3 million doses for approximately (British pound) 40 million (or approximately $64 million as of March 23, 2000),
      o timely and efficiently expand production capacity and output for its acellular pertussis vaccine products,
      o obtain regulatory approvals for new products, and produce and market those products efficiently, successfully and in sufficient quantities,
      o secure milestone and other payments under new collaborative agreements, and
      o   reduce current levels of indebtedness.

      The magnitude of the Company's losses in 2000 will greatly depend on whether the Company receives the approximately (British pound) 40 million (or approximately $64 million at March 23, 2000) for the sale of 3 million doses of NeisVac-C(TM) under the NHS contract, with shipments that were scheduled to begin in early April 2000, subject to UK regulatory approval. Under that agreement, if the Company does not receive the requisite UK marketing authorization before its first scheduled delivery date in April 2000, NHS has the right to (1) reschedule the deliveries without reducing the minimum volumes to be supplied by the Company, (2) reduce the volumes to be supplied by the Company by an amount that NHS considers reasonable to reflect the shorter life of the agreement, or (3) terminate the contract. The Company has had informal discussions with NHS regarding the possible delays in licensure and product delivery and believes that, based on these discussions and the strong profile demonstrated by NeisVac-C(TM) in clinical trials, the NHS would be willing to reschedule deliveries through the end of 2000 for the entire 3 million doses, without penalty, if the regulatory approval for NeisVac-C(TM) is issued within a few months of April 2000, although there can be no assurances in this regard. If the NHS significantly reduces the number of doses purchased or terminates the contract, the Company would experience substantially greater losses and its cash resources (and its ability to invest in research and development) would be severely impacted.

See "Risk Factors - Risk Related to Significant Level of Indebtedness," "Risk Factors Risk Associated with Lack of Availability of Capital," "Risk Factors - No Assurance of Effective Marketing," "Risk Factors - Risks Associated with Limited Production Capacity" and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      NO ASSURANCE OF EFFECTIVE MARKETING. The Company sells Certiva(R) to government purchasers in the United States through a small internal salesforce. Under a distribution agreement, Abbott previously marketed Certiva(R) to private physicians and managed care markets in the United States; however, Abbott terminated the agreement in September 1999. The Company is currently selling Certiva(R) to non-government purchasers from limited inventories in the United States through wholesale distributors. There can be no assurance that the Company will successfully implement its sales and marketing strategies, particularly with respect to the private physician and managed care markets given the limited size of its internal salesforce.

      Factors affecting commercial success of the Company's vaccines in the United States include:

      o establishing the Company as an effective and reliable supplier of vaccines,
      o establishing efficient and consistent production of sufficient quantities of vaccine,
      o   establishing effective distribution channels,
      o maintaining an identity and reputation for the Company and its products, and
      o increasing awareness among pediatricians of the safety and efficacy of the Company's vaccines, and
      o   distinguishing the Company's products from those of its competitors.

      In addition, the Company has entered into supply, marketing and distribution agreements with SSI under which SSI has to market certain of the Company's products, such as Certiva(R)-EU and the DTaP-IPV vaccine, in SSI's Territory. The Company does not currently have a salesforce or partner to market products in the European countries not included in SSI's Territory. Although the national marketing authorization for the sale and distribution of its DTaP-IPV vaccine in Germany and Austria has been completed, the Company and Chiron-Behring terminated at the end of 1999 the distribution agreement for sales within these countries. The Company is considering possible arrangements with distributors to market the Company's products in these territories, although no formal agreements have been completed. Consequently, the Company's revenues from product sales in Europe and other territories depend upon the timing, implementation and effectiveness of the sales, marketing and distribution efforts of others. In addition, the Company may not be successful in negotiating and executing additional marketing and/or distribution agreements with any other third parties and these other third parties may be unable to market the Company's products successfully. See "Business - Business Relationships."

      RISKS ASSOCIATED WITH LIMITED PRODUCTION CAPACITY. The Company has only one manufacturing facility through which it alternates production of its various products, such as Certiva(R), and given that products cannot be manufactured concurrently in the facility, the Company experiences shortages of supply for commercial products if inventories are not sufficient to carry over until the next scheduled production cycle for each product. This results in the loss of sales for that product. NeisVac-C(TM) is presently in commercial production in the manufacturing facility, so the Company will only have its current limited inventories of Certiva(R) and aP vaccines available for commercial sale until such time as lots of those products are manufactured and released for sale. See

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      The Company's manufacturing facility also has limited production capacity based on the present size, configuration, equipment, processes and methods used to produce its products. In addition, production expenses are mainly fixed and consist primarily of expenses relating to the operation of its production facilities and maintaining a ready work force. Further, from time to time, the Company experiences disruptions and production failures. These disruptions and failures increase unit production costs as units are lost in the production process. These factors have contributed to higher production costs for the Company's acellular pertussis products, which costs currently exceed their respective net selling prices. In addition, the Company is commencing the production of NeisVac(TM) in this facility on a commercial scale, and there can be no assurances that there will not be disruptions or product failures. See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      In order to address production limitations for Certiva(R) and its aP vaccines, the Company has implemented a two-step capacity enhancement program. The first step is to eliminate bottlenecks and streamline and strengthen the product testing and release process, thereby reducing production disruptions and failures and enhancing the reliability of the production process. This work will continue to be performed off-line during the first half of 2000, while NeisVac-C(TM) is being produced in the manufacturing facility. Second, the Company has modified its existing facilities and operations in a manner intended to expand production capacity and efficiency. The Company filed the appropriate documentation with the FDA in the fourth quarter of 1999 in seeking the approval for these enhancements; however, there can be no assurances that such approval will be granted by the FDA or that FDA review will not involve delays that would adversely affect the Company's ability to market Certiva(R) made with these enhancements. See "Risk Factors - Government Regulation; Regulatory Approvals." Upon completion of both of these programs, the Company expects that unit production costs (before filling and packaging) will be reduced. In prior years, the production costs for the Company's acellular pertussis products exceeded their net realizable value, and there can be no assurances that the enhanced production and testing processes will increase capacity or lower the unit production costs, particularly in light of the increased filling and packaging costs associated with the decision to manufacture Certiva(R) without the preservative thimerosal, as discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation. See "Risk Factors - Risk Associated With Limited Production Capacity."

      In addition, the Company's ability to timely and efficiently expand its production capacity depends, in large part, upon the following:

      o   adequacy of engineering designs,
      o   manufacturing experience with these enhancements,
      o   timeliness of regulatory review of modifications, and
      o acceptability of the modifications to applicable regulatory authorities.

      The Company's plans to increase production capacity and output for Certiva(R) and its aP vaccines could be ineffective or may not result in production efficiencies that cover future production costs. Failure to increase production capacity and output could limit the Company's ability to meet market demand or achieve profitability.

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

      From time to time, the Company experiences disruptions and production failures. There is no assurance that the Company can adequately address such failures or that production failures will not continue in the future. These disruptions and failures:

      o   limit the Company's production capacity,
      o increase its production costs, which would affect the Company's prospects for profitability,
      o could have a negative impact on the Company's ability to meet commitments to provide product under its supply agreements; and
      o could have a negative impact on the Company's existing licenses for its products and delay or inhibit its ability to obtain additional regulatory approvals for its products.

      In addition, the Company may not consistently produce its vaccines in quantity and quality sufficient to achieve competitive commercial sales or profitability.

      The Company's manufacturing operations for NeisVac-C(TM), Certiva(R) and its acellular pertussis vaccine are located principally in one facility. Any condition or event that adversely affects the operation of this facility would have a material adverse effect on the Company's financial condition and future results of operations.

      DEPENDENCE ON SUPPLIERS. While the Company produces the pertussis component of Certiva(R) and the polysaccharide component for NeisVac-C(TM), it has purchased, and intends to continue to purchase, from SSI required diphtheria and tetanus toxoids and enhanced IPV for Certiva(R) and the combination vaccines and tetanus toxoids for NeisVac-C(TM). SSI may not fulfill the Company's requirements, its components may not be supplied on commercially reasonable terms, or it may experience difficulties in obtaining necessary regulatory approvals or disruptions in their production of diphtheria and tetanus toxoids or IPV. Any of the foregoing could significantly affect the Company's operations.

      In late March 2000, the Company was notified by SSI that SSI is seeking changes in the terms, primarily with regards to pricing and quantity, of its supply agreements with the Company. The Company currently does not know what specific changes are being requested and has scheduled a meeting with SSI to discuss its concerns.

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

      Certiva(R) currently competes in the United States with three other DTaP vaccines, and most, if not all, manufacturers of DTaP vaccines are expected to compete in the TdaP vaccine market. In addition, NeisVac-C(TM) is expected to compete in the United Kingdom against two other Group C meningococcal conjugate vaccines, one of which is already licensed there. If these competitors are successful in developing and marketing combination vaccines that include DTaP vaccines, these combination vaccines may gain market share at the expense of stand-alone DTaP vaccines, including Certiva(R). One of these competitors has licensed in the United States a vaccine that combines by reconstitution that company's Hib vaccine with its DTaP vaccine for administration at 15-18 months of age and that it continues to seek FDA approval for administration of this combination vaccine at two, four and six months of age. Another competitor has reported that it is in clinical trials for a DTaP-Hib combination vaccine. In addition, several competing DTaP vaccines and certain combination vaccines incorporating DTaP, IPV and/or Hib vaccines have been licensed for sale outside of the United States.

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

      Commercial introduction of the Company's products in the United States currently requires a separate license for each product. Obtaining licenses can be costly and time consuming. There can be no assurance that the licenses will be granted, or that FDA review will not involve delays that would adversely affect the Company's ability to market products. There also can be no assurance that any products under development by the Company will demonstrate the safety or efficacy profiles necessary for regulatory approval, or that the Company's products under development or its production facilities will receive the requisite regulatory approvals and licenses in a timely fashion or at all.

      Moreover, FDA-granted licenses may impose limitations that affect the commercialization of the product, including limitations on product use and requirements for post-licensure testing. The FDA can withdraw approvals at any time by following appropriate regulatory procedures. The FDA can also limit or prevent the manufacture or distribution of the Company's products both in the United States and abroad and can require recalls of products. FDA regulations depend heavily on administrative and scientific interpretation and advisory committee determinations. Such interpretations, with possible prospective and retroactive effect, could adversely affect the Company. For example, recent assessments of the potential health risks related to mercury contained in food and drugs conducted by the FDA, in cooperation with the EPA, have raised questions about the continued use of thimerosal in vaccines. In July 1999, the Company decided to follow the recommendations of these agencies and move toward the discontinued use of thimerosal in Certiva(R), which is licensed in multidose vials. This change has required the Company to file for regulatory approval on a thimerosal-free formulation of the product in single-dose syringes; however, there can be no assurances that such approval will be granted by the FDA or that FDA review will not involve delays that would adversely affect the Company's ability to market Certiva(R) made with these enhancements.

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

      VOTING CONTROL BY PRINCIPAL SHAREHOLDERS. The principal shareholders of the Company, BioChem and Dr. Phillip Frost, either directly or through affiliates, are parties to a shareholders' agreement requiring, among other things, that the Company's Common Stock covered by the agreement be voted together for the election of directors. As of January 31, 2000, these principal shareholders beneficially owned approximately 20.7 million shares of the Company's outstanding Common Stock, which represented approximately 52.7% of the then outstanding shares of the Company's Common Stock. See Item 13 - Certain Relationships and Related Transactions.

      VOLATILITY OF STOCK PRICE. The market prices for securities of many biotechnology and pharmaceutical companies, including the Company, have been highly volatile. Many factors have historically had, and are expected to continue to have, a significant impact on the Company's business and on the market price of the Company's securities, including:

      o   financial results,
      o announcements by the Company and others regarding the results of regulatory approval filings, clinical trials or other testing,
      o technological innovations or new commercial products by the Company or its competitors, government regulations,
      o   developments concerning proprietary rights,
      o public concern as to safety of vaccine and pharmaceutical products, and
      o   economic or other external factors.

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

      YEAR 2000 ISSUES. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management has completed a Company-wide program that prepared the Company's computer systems and programs for the Year 2000. To date, the Company has not experienced any Year 2000-related problems that could have a material adverse effect on the future results of operations or financial condition of the Company, and the Company is continuing to monitor its software and hardware systems for continued compliance; however, there can be no assurances that the Company will not experience future Year 2000-related problems. Additionally, the failure of suppliers and other companies doing business with the Company to maintain Year 2000 qualification in a manner compatible with the Company's systems could also have a material adverse effect on the Company. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 2.   PROPERTIES

      The production of vaccines is a highly complex, biological process involving many steps, commencing from seed culture through final production. The Company's vaccine production processes involve the use of patented technologies and proprietary rights and trade secrets at the Company's facilities. The Company's facilities are briefly described below:

Facility/Function      Location        Square Feet      Own/Lease
--------------------------------------------------------------------------------

Production Facility    Beltsville, MD  26,000        Leased until February 2009
                                                     (ten-year renewal option)

Production Facility    Beltsville, MD  35,000        Leased until February 2001
                                                     (two five-year renewal
                                                     options)

Warehouse and Support  Beltsville, MD  31,000        Leased until September 2009
Services for                                         (two five-year renewal
Production Facility                                  options)

Executive Offices and  Columbia, MD    75,500        Leased until June 2008
Research and                                         (with two five-year renewal
Development                                          options)
Laboratory Facility

      The Company's production facilities have been designed and built to produce vaccines for large scale clinical trials and commercial sales after product licensing. The Company has modified and continues to modify its 26,000 square foot production facility to expand production capacity for Certiva(R). The lease on this facility expires in February 2009, subject to a ten-year renewal option. See Item I - Business - "Risk Factors - Manufacturing and Scale-Up."

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

      In September 1999, the Company completed a sale/leaseback of a building located adjacent to its current production facility. The approximately 31,000 square foot facility which is used as a warehousing and testing facility, is leased for an initial term of ten years, with two five-year renewal options. See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      In the second quarter of 1998, the Company leased an approximately 75,500 square foot facility for a period of ten years, with two five-year renewal options. At the end of the fifth year of the initial term, the Company has the right to terminate the lease for a specified fee. In addition, the Company has an option to purchase the facility during specified periods of the lease term. The Company has consolidated the research and development groups and most general and administrative functions in this facility. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 3.     LEGAL PROCEEDINGS

      In March 2000, the Company settled a claim filed by its former president. The Company has agreed not to disclose the terms of the settlement. The settlement will not have a materially adverse impact on the Company's financial position or results of operations.

      The Company and Chiron Behring agreed to terminate, effective as of the end of 1999, a distribution arrangement whereby Chiron Behring would supply the Company's DTAP-IPV vaccine in Germany and Austria. As part of winding up the collaboration, the Company made a nominal payment to Chiron Behring for reimbursement of amounts then outstanding and owing to Chiron Behring as of such date. In October 1999, Chiron Behring had notified the Company that Chiron Behring was seeking to terminate the distribution arrangement. At that time, Chiron Behring had demanded that the Company repay $3 million of nonrefundable payments that Chiron Behring made under the agreement.

      The Company is, and from time to time becomes, involved in claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no other material legal proceedings pending against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

      None.

                                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

      The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol "NVX." The table below sets forth the high and low closing sales prices as reported on the AMEX composite tape for each calendar quarter of 1998 and 1999:


                                   HIGH         LOW
                                   ----         ---
          1998
          First Quarter            25           16 5/8
          Second Quarter           20 1/4       15 1/4
          Third Quarter            17 7/16      6 5/8
          Fourth Quarter           15 7/8       7 3/8

          1999
          First Quarter            8 9/16       6 1/8
          Second Quarter           6 7/8        4
          Third Quarter            9            5
          Fourth Quarter           7 5/8        4


      On February 29, 2000, the last reported sales price of the Company's Common Stock on the AMEX was $5.625 per share. The number of record holders of the Company's Common Stock as of February 29, 2000 was approximately 221.

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

      If the Company becomes a PFIC, a United States taxpayer will be subject to special rules with respect to transactions involving the Common Stock. Under these rules, all gains realized on disposition of the United States taxpayer's Common Stock will be allocated pro rata over the number of years in which the shareholder held the Common Stock. The gain that is allocated to a prior year (subsequent to December 31, 1986) in which the Company was a PFIC, or any subsequent year other than the year of disposition, will be taxed at the highest marginal rate for that year and such tax will be subject to an interest charge as if it had originally been due in that year. In addition, gain realized on the disposition of the United States taxpayer's Common Stock that is allocated to the current year or to a prior year before the Company was a PFIC will be treated as ordinary income. Similar rules will apply to distributions made by the Company. The above rules will not apply if the United States taxpayer elects to treat the Company as a qualified electing fund and the Company agrees to provide certain information to the United States Internal Revenue Service. In such case, the United States taxpayer will include in his or her income each year his or her pro rata share of the ordinary income and capital gains of the Company. The Company has not been classified as a PFIC to date, and during 2000, the Company intends to, and believes that it can, generate sufficient other income and will hold sufficient non-passive assets to avoid being classified as a PFIC. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

      In July 1999 the Company obtained a $6 million revolving line of credit with a commercial bank that is guaranteed by BioChem. Under the agreement with BioChem, the Company agreed to issue up to 750,000 warrants to BioChem as it drew down on the line of credit. During the second half of 1999, the Company drew down the entire $6 million under the revolving line of credit and accordingly issued warrants to purchase 750,000 shares of Common Stock to BioChem. In October 1999, 250,000 of these warrants were issued in reliance on
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), related to a draw of the last $2 million available under the line of credit. Each warrant has a term of two years from the date of issuance. The per share exercise price under each warrant is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on June 28 and ended on July 2, 1999. Each warrant contains anti-dilution provisions and registrations rights among other provisions. See Item 13 - Certain Relationships and Related Transactions
- Guarantee of Line of Credit for more information regarding the line of credit.

      In addition, the Company has been notified by the American Stock Exchange ("Exchange") that it was considering delisting the Company because of non-compliance with its listing requirements. The Exchange has deferred its judgment on delisting until it has reviewed this Annual Report on Form 10-K. If the proposed transaction with Baxter is not progressing or consummated, then the Exchange has requested that the Company provide it with additional information regarding its financial condition.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

      Selected consolidated financial data for the Company are set forth below. The selected financial data as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997 have been derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report. The selected financial data as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 have been derived from the audited financial statements of the Company not included in this Annual Report. The selected consolidated financial data should be read in conjunction with the financial statements of the Company and other financial information included in this Annual Report.

                               SELECTED CONSOLIDATED FINANCIAL DATA
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

NORTH AMERICAN VACCINE, INC.
AND SUBSIDIARIES
                                           FISCAL YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:     1999      1998      1997      1996     1995
                                  ----      ----      ----      ----     ----
Revenues:
  Marketing, research and
   development agreements          $5,909    $6,149    $8,001   $9,656    $3,000
  Product sales                     5,049     2,230     1,699      892        --
                                  -------   -------   -------  -------  --------
Total revenues                     10,958     8,379     9,700   10,548     3,000

Operating Expenses:
  Production and cost of sales     22,950    19,196    18,662   14,764     6,317
  Research and development         16,179    17,986    19,860   11,594    10,206
  General and administrative       12,900    10,800    11,386    6,753     6,696
                                   ------   -------   -------  -------   -------
    Total operating expenses       52,029    47,982    49,908   33,111    23,219
                                   ------   -------    ------   ------   -------

Operating loss                   (41,071)  (39,603)  (40,208) (22,563)  (20,219)

Gain on sale of investments in
 affiliates                           952        --        --    4,228    14,429
Interest and dividend income          513     1,497     3,140    2,934       804
Interest expense                  (9,967)  (18,503)   (6,772)  (4,088)        --
                                  -------  --------   ------- --------   -------

Net Loss                        $(49,573) $(56,609) $(43,840) $(19,489) $(4,986)
                                ========= ========= ========= ========= ========

Basic and diluted net loss per
 share                           $ (1.52)  $ (1.76)  $ (1.39) $ (0.63)  $ (0.17)
                                =========  ========  ======== ========  ========


Weighted-average number
  of common shares outstanding     32,595    32,152    31,641   30,764    29,745

BALANCE SHEET DATA:

Cash and cash equivalents           $ 563   $22,953   $45,502  $70,881   $10,443
Investment in affiliate, at
 market                                --     1,554       843    1,281     9,065
Total assets                       33,591    64,525    84,508  122,962    41,249
6.5% convertible subordinated
 notes                             75,326    83,734    83,734   86,250        --
4.5% convertible secured notes     25,000    25,000        --       --        --
Long-term portion of capital
 lease                                 79     2,356     4,110    5,871        --
Preferred stock                     6,538     6,538     6,538    6,538     6,538
Common stock                       90,550    80,824    78,509   71,357    58,474
Additional Paid-in capital         13,593    11,956        --       --        --
Cumulative comprehensive
 income excluded from net loss         --       926       215      653     7,466
Accumulated deficit             (208,791) (159,218) (102,609) (58,769)  (39,280)
Dividends                              --        --        --       --        --

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION
            -------------------------------------------------

      THE FOLLOWING PARAGRAPHS IN THIS FORM 10-K CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE
FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS AND TIMING FOR FILING FOR AND OBTAINING REGULATORY APPROVAL, THE PROSPECTS FOR AND TIMING OF MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, THE AVAILABILITY OF FUNDS UNDER EXISTING CREDIT FACILITIES, THE ABILITY TO SERVICE THE COMPANY'S DEBT AND TO MEET THE COMPANY'S CASH FLOW NEEDS, PROSPECTS FOR PRODUCTION CAPACITY, REDUCED PRODUCTION COSTS, AND THE ABILITY TO CAMPAIGN PRODUCTS THROUGH ITS PRODUCTION FACILITY, LIKELIHOOD OF ADDITIONAL FUNDING FROM FURTHER FINANCINGS OR UNDER ANY NEW LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS, PROSPECTS OF AND TIMING FOR COMPLETING THE ACQUISITION OF THE COMPANY, CASH REQUIREMENTS FOR FUTURE OPERATIONS, PROJECTED RESULTS OF OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES AND COST REDUCTIONS. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS AND FACILITIES BY REGULATORY AGENCIES INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA"); THE PRODUCTION OF VACCINES; THE TIMING FOR AND EFFICIENCIES RECOGNIZED FROM PRODUCT CAPACITY IMPROVEMENTS; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUM INSTITUT ("SSI"), AND DISTRIBUTORS; UNCERTAINTIES RELATING TO CLINICAL TRIALS; UNCERTAINTIES RELATING TO CONSUMMATING THE ACQUISITION OF THE COMPANY; AND THE TIMING AND NECESSITY FOR EXPENDITURES AND/OR COST REDUCTIONS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC").

BACKGROUND

      The Company is engaged in the research, development, manufacture and sale of vaccines for the prevention of infectious diseases. The Company's mission is to develop and market superior vaccine products intended to prevent infectious diseases, improve the quality of life of children and adults and lower total health care costs. The Company currently has three licensed products that contain its acellular pertussis vaccine, including Certiva(R), its combined diphtheria, tetanus and acellular pertussis (DTaP) vaccine for infants and children, as well as 12 other products in various stages of development to prevent meningococcal, streptococcal, pneumococcal, E. coli, and HAEMOPHILUS INFLUENZAE type b infections.

      In November 1999, the Company signed a definitive Share Exchange Agreement (the "Share Exchange Agreement") to be acquired by Baxter International Inc. ("Baxter") in a taxable stock-for-stock transaction pursuant to a plan of arrangement under the Canada Business Corporations Act valued at approximately $390 million. Under the Share Exchange Agreement, the Company's shareholders will receive $7 per share, comprised of $6.97 of Baxter common stock and $0.03 in cash. The number of Baxter shares to be issued to the Company's shareholders under the Share Exchange Agreement will be set based upon the average closing sale price of Baxter common stock for the ten trading days ending on the fifth trading day prior to consummation of the transaction. As part of the transaction, Baxter has agreed to purchase, as promptly as practicable after the closing, the Company's outstanding 6.50% Convertible Subordinated Notes due May 1, 2003 (the "6.5% Notes") and its 4.5% Convertible Secured Notes due November 13, 2003 (the "4.5% Notes") pursuant to the terms of their respective indentures.

      The transaction is subject to the prior satisfaction or waiver of certain conditions in the Share Exchange Agreement, including, among others, the following:

      o   the arrangement must be approved by the Company's shareholders;
      o the plan of arrangement must be approved by a Canadian court in accordance with the CBCA;
      o Baxter's and the Company's respective representations and warranties contained in the Share Exchange Agreement must be true and correct in all material respects and Baxter and the Company must perform and comply in all material respects with their respective covenants in the Share Exchange Agreement, including, among other things, the Company's covenant to use reasonable efforts to file the marketing authorization application for NeisVac-C(TM)with UK regulatory authorities by January 21, 2000 (the Company believes that it met this obligation when it filed this application with UK regulatory authorities on January 24,
          2000);
      o the Company must not be in default under its financing agreements relating to a $30 million line of credit from Bank of America, N.A. and guaranteed by Baxter;
      o the Company must (i) obtain the regulatory approvals for NeisVac-C(TM) its vaccine for the prevention of group C meningococcal infections, necessary for the Company to perform its obligations under its agreement with the U.K. government; (ii) manufacture, fill and prepare a two-month supply of NeisVac-C(TM); and (iii) ensure that it will not be prohibited by U.S. governmental authorities from exporting NeisVac-C(TM) in each case prior to April 1, 2000;
      o certain affiliates of the Company must amend the Indemnification Agreement;
      o the Company must demonstrate to Baxter that the licensor of the technology relating to the rPorB invention has taken the requisite steps to retain its title to this invention; and
      o Baxter must receive a favorable tax ruling from the Canada Customs and Revenue Agency. This favorable ruling was obtained on January 11, 2000.

      The Company also agreed that, until the completion of the arrangement or unless Baxter consents in writing or as otherwise permitted by the Share Exchange Agreement, the Company will conduct its business in the ordinary course consistent with past practices and will use reasonable efforts to keep available the services of its officers, significant employees and consultants, and to preserve its relationships with corporate partners, customers, suppliers and other persons with which it has significant business relations in order to preserve substantially intact its business organization. In addition, the Company agreed to conduct its business, until the completion of the arrangement or unless Baxter consents in writing, in compliance with certain specific restrictions which prohibit, among other things:

      o issuing shares of its capital stock or securities convertible into its capital stock, except for limited issuances of securities in connection with outstanding options or warrants;
      o disposing of any material properties or assets other than in connection with existing contracts or dispositions in the ordinary course of business consistent with past practice;
      o   incurring additional indebtedness subject to certain exceptions;
      o   entering into or modifying or terminating material contracts;
      o soliciting, initiating, encouraging or agreeing to any takeover proposal or other extraordinary transaction proposal by a third party subject to certain exceptions; or
      o negotiating with, entering into or maintaining discussions with any person regarding a takeover or extraordinary transaction proposal, or permit any of its representatives to take such action subject to certain exceptions.

An "extraordinary transaction" for these purposes includes (1) a merger, consolidation or similar transaction; (2) a proposal to acquire 10% or more of the Company's outstanding capital stock or assets; or (3) a license, sublicense or sale of the Company's intellectual property. See "Liquidity and Capital Resources; Outlook."

      Baxter and the Company may mutually agree to terminate the Share Exchange Agreement without completing the arrangement. In addition, either company may terminate the Share Exchange Agreement upon certain events, including:

      o the arrangement is not completed, without the fault of the terminating party, by May 31, 2000;
      o a final court or governmental order prohibiting the arrangement is issued and is not appealable;
      o   the Company's shareholders fail to approve the arrangement; or
      o one company breaches any of its representations, warranties or covenants in the Share Exchange Agreement in any material respect, such that it is unable to satisfy the conditions to the completion of the arrangement, and the breach is not cured within ten days after receiving written notice of the breach.

Furthermore, Baxter may terminate the Share Exchange Agreement if any of the following occurs:

      o the Company's board withdraws or modifies, in a manner adverse to Baxter, its recommendation as to the Share Exchange Agreement or the arrangement resolution, or resolves to do so;
      o the Company fails to comply with certain nonsolicitation provisions contained in the Share Exchange Agreement regarding "extraordinary transactions," as discussed above;
      o the Company's board recommends an alternative transaction, fails to recommend against such a transaction or fails to reconfirm its approval and recommendation of the arrangement; or
      o a default occurs under the Company's financing agreements with Bank of America, and the Company does not cure this default within ten days after receiving written notice of the default.

      The Company may be required to pay Baxter a termination fee of $14 million and may be required to reimburse Baxter's out- of-pocket expenses up to $1 million if the share exchange agreement is terminated under specific circumstances. See "Liquidity Capital Resources; Outlook."

      In connection with the Baxter transaction, the Company's present focus is on the introduction of NeisVac-C(TM) in the United Kingdom early in the third quarter of 2000. The NHS has committed to purchase 3 million doses of NeisVac-C(TM) in 2000 for approximately (British pound) 40 million (or approximately $64 million at March 23, 2000), with shipments that were scheduled to begin in April 2000, subject to UK regulatory approval and certain other conditions. The Company filed its marketing authorization application with the UK regulatory authorities on January 24, 2000 and is seeking approval of NeisVac-C(TM) for administration to children 12 months of age and older, adolescents and adults. The Company does not expect to meet the first delivery date in April 2000 under the NHS contract. Currently, the Company expects to have initial product quantities released and available for delivery to NHS early in the third quarter of 2000, although there can be no assurances in this regard. The Company has had informal discussions with NHS regarding the possible delays in licensure and product delivery and believes that, based on these discussions, the NHS would be willing to reschedule deliveries through the end of 2000 for the entire 3 million doses, without penalty, if the regulatory approval for NeisVac-C(TM) was issued within a few months of April 2000, although there can be no assurances in this regard.

      With only one manufacturing facility, the Company currently must alternate the production of its various products. During the fourth quarter of 1999, the Company commenced the change over from production of Certiva(R) and its acellular pertussis ("aP") vaccines to produce NeisVac-C(TM) in anticipation of its commercial launch of the product in the U.K. Accordingly, the Company has been selling Certiva(R) and its aP vaccines out of limited inventories produced prior to the change over. The Company expects to return to production of Certiva(R) and aP vaccines in 2000 once NeisVac-C(TM) production requirements are completed.

      The Company's revenues historically have been derived from product sales of Certiva(R) and the aP vaccines and from payments received under marketing, research and development agreements. The product launch for Certiva(R), which was licensed by the FDA in July 1998, began in the fourth quarter of 1998. The Company markets Certiva(R) in the U.S. to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). Under a distribution agreement, Abbott Laboratories ("Abbott") previously marketed Certiva(R) to private physicians and managed care markets in the United States; however, Abbott terminated the agreement in September 1999. After Abbott's termination, the Company has sold limited quantities of Certiva(R) to non-government purchasers through direct arrangements with distributors.

      The Company also has derived product sales from sales of aP vaccines for use in European formulations of Certiva(R) and DTaP-IPV (polio) vaccines, principally in Scandinavian countries within the territory of the Company's European partner, Statens Serum Institut ("SSI"). Regulatory approvals for
Certiva(R)-EU and DTaP-IPV were granted in 1996 in Sweden and Denmark, respectively. In April 1997, regulatory approval for the Company's monovalent acellular pertussis ("aP") vaccine to vaccinate children was also granted in Sweden. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted by Denmark for the DTaP-IPV vaccine. In the first half of 1999, both Germany and Austria issued their national marketing authorizations for the Company's DTaP-IPV vaccine pending the completion of labeling issues related to distribution of the product. Under a marketing agreement between the Company and Chiron-Behring GmbH & Co. ("Chiron Behring"), Chiron Behring was to market the DTaP-IPV vaccine in Germany and Austria. In January 2000, the Company and Chiron Behring terminated the marketing agreement in Germany and Austria for the Company's DTaP-IPV vaccine. The Company does not expect to market DTaP-IPV in Germany and Austria until it can secure alternative distribution arrangements.

      Revenues from marketing, research and development agreements historically have been derived principally from collaborations with Aventis Pasteur (formerly Pasteur Merieux Connaught) and Abbott, both of which have been terminated. In February 2000, Aventis Pasteur notified the Company that Aventis Pasteur was exercising its option to terminate the license and clinical development agreements for the Company's Group B meningococcal vaccine principally because of a change in strategic direction by Aventis Pasteur. Under these agreements, Aventis Pasteur reimbursed the Company for certain clinical development costs as incurred and the Company also was entitled to milestone payments upon achievement of prescribed events, principally measured by progress in the regulatory process for the group B meningococcal vaccine. Under the marketing agreement with Abbott, the Company received milestone payments upon the FDA approval of Certiva(R), and Abbott supported certain of the Company's clinical development activities for the combination vaccines, such as the DTaP-IPV and DTaP-IPV-Hib vaccines. During 1999 and 1998, the Company recognized approximately $9.1 million of revenue related to support of the Company's clinical development activities from Abbott and Aventis Pasteur. Under the terms of the Share Exchange Agreement, the Company currently cannot enter into any new or alternative collaborative arrangements for third parties to distribute, research or develop its products without Baxter's consent until either the transaction with Baxter is completed or the Share Exchange Agreement is terminated.

      The Company has a significant level of indebtedness. As of December 31, 1999, the Company's consolidated indebtedness and capitalized lease obligations totaled approximately $131.7 million, including $75.3 million represented by the 6.5% Notes, $25 million represented by the 4.5% Notes, $6 million under a line of credit guaranteed by BioChem and $10 million under a line of credit guaranteed by Baxter. The Company's total assets at December 31, 1999 were approximately $34 million. See Item 8 - Financial Statements and Supplementary Data - Note 10 to the Company's financial statements for a description of the 6.5% Notes and the 4.5% Notes and Note 11 to the Company's financial statements for a description of the lines of credit guaranteed by BioChem and Baxter, respectively. See also Item 13 - Certain Relationships and Related Transactions.

      The Company retired $8.4 million of the principal amount of the 6.5% Notes in exchange for 550,000 shares of Common Stock in June 1999. The exchange was privately negotiated with a single holder of the notes, and resulted in the recognition of an approximately $940,000 one-time non-cash expense included in interest expense for the quarter ended June 30, 1999. As of December 31, 1999, the principal amount of the outstanding 6.5% Notes was $75.3 million.

      The Company also obtained in July 1999 a $6 million revolving line of credit from a commercial bank at an interest rate of LIBOR plus 2.65%. The line of credit currently matures on May 31, 2000 and is guaranteed by BioChem, an affiliate of the Company. BioChem's guarantee will remain in place for a maximum of two years, unless there is a change of control such as the contemplated acquisition by Baxter. In return for the guarantee, the Company granted BioChem warrants to purchase up to 750,000 shares of the Company's Common Stock at approximately $5.14 per share. During the second half of 1999, the Company drew down the entire $6 million under the revolving line of credit and accordingly issued warrants to purchase 750,000 shares of Common Stock to BioChem. See Item 13 - Certain Relationships and Related Transactions. A total of approximately $1.6 million of interest expense was generated by the issuance of these warrants and was recognized in total in the last two quarters of 1999, beginning at the issuance date of the warrants and ending on December 31, 1999, the original repayment date for the line of credit.

      In connection with the Baxter transaction, the Company entered into a $30 million secured revolving line of credit from Bank of America, N.A., at an interest rate of LIBOR plus 0.625%. The line of credit is guaranteed by Baxter and is secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables. As of March 21, 2000, the Company had drawn down a total of $19.5 million. The maturity date for the line of credit is March 31, 2000, unless extended by Bank of America or otherwise waived by Baxter as guarantor.

      To raise cash, the Company completed in the third quarter of 1999 a sale/leaseback of its only owned facility. The approximately 31,000 square foot facility, which is used as a warehousing and testing facility was sold for approximately $2.1 million, resulting in a non-cash loss on the sale of $378,000. The lease for the facility is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $237,000 with minimum annual escalations.

      The Company had 271 and 313 employees as of December 31, 1999 and 1998, respectively.

RESULTS OF OPERATION
--------------------

YEARS ENDED DECEMBER 31, 1999 AND 1998

      In 1999, the Company recognized total revenue of $10.9 million of which approximately $2.3 million was from product sales of Certiva(R) to government agencies and $300,000 was from sales to Abbott and another distributor, approximately $2.4 million was from sales of product to SSI and approximately $5.9 million was under collaborative agreements. Sales of Certiva(R) were higher in 1999 than in 1998 due primarily to the launch of this product in the fourth quarter of 1998. Sales of Certiva(R) declined in the last two quarters of 1999 as compared to the first two quarters of 1999 due to lower than expected production and a longer than expected release time for product that requires an FDA release before sale. Revenue for 1999 from collaborative agreements consists primarily of approximately $5 million of development funding under the Company's agreement with Aventis Pasteur and recognition of approximately $900,000 of development funding from Abbott. Revenue in 1998 totaled $8.4 million, of which approximately $1.1 million was from sales of Certiva(R) to government agencies, $51,000 was from sales to Abbott, approximately $1.0 million was from sales of product to SSI, and the remaining amount was from collaborative agreements. Revenue for 1998 from collaborative agreements consists primarily of a milestone payment and development funding from Abbott and to a lesser extent milestone payments under a supply and distribution agreement with Chiron Behring.

      Production expenses were $22.9 million in 1999 compared to $19.2 million in 1998. The increase in these expenses in 1999 is primarily attributable to: facility, labor and material costs incurred but not capitalized during the changeover from aP to NeisVac-C(TM) production beginning late in the third quarter of 1999, aP production under enhanced production processes that were expensed during the period, writedowns of $1.3 million of raw materials for Certiva(R) production, a total of $900,000 of write-offs of finished product due to production failures and to a lesser extent nonconforming product, FDA post-marketing licensing and surveillance expenses, and higher filling and testing contractor expenses. These increases were partially offset by lower depreciation related to the use of an accelerated depreciation method for equipment purchased prior to 1998, and lower repair and maintenance and royalty expenses. Costs attributable to Certiva(R) production were expensed until regulatory approval was obtained in the third quarter of 1998; however, costs attributable to Certiva(R) production under optimized production processes are being expensed until regulatory approval is obtained for such new processes.
See "Liquidity and Capital Resources; Outlook."

      Research and development expenses were $16 million in 1999 compared to $18 million in 1998. The decrease is attributable primarily to lower depreciation expenses related to the use of an accelerated depreciation method for equipment acquired prior to 1998, regulatory consulting costs incurred in 1998 as part of the FDA approval process for Certiva(R), lower facility related costs associated with the new facility obtained in the second quarter of 1998 because in 1999 a smaller portion of this facility was occupied by the research group, and lower materials and supply expense, offset in part by higher labor costs attributed to a higher average number of employees for product development projects and the reimbursement of expenses under a collaborative agreement in 1998.

      Selling, general and administrative expenses were $12.9 million in 1999 compared to $10.8 million in 1998. In 1999, there was an increase in building costs associated with the new facility occupied beginning late in the third quarter of 1998, an increase primarily in deferred compensation costs of approximately $1.2 million as part of an employee retention program estimated to cost approximately an additional $1 million in 2000, the non-cash loss on the sale of a Company-owned building, legal fees and expenses associated with litigation related to the Company's former president and with partnering opportunities and the Baxter transaction, a write-off of professional costs related to delays in the implementation of a computer system, and supplies and services costs. These increases were partially offset by a decrease in outside marketing related costs and the termination of the lease of the Company's former headquarters in July 1999, which were the result of management's plan to reduce costs.

      In March 1999, the Company sold the remaining 125,000 shares of its investment in IVAX Corporation ("IVAX") Common Stock generating gross proceeds of approximately $1.6 million and income of $952,000.

      Interest and dividend income decreased to $513,000 in 1999 from $1.5 million in 1998. This reduction is due primarily to a decrease in the average cash balance. The average cash balance is expected to decline further in 2000.

      Interest expense decreased to $9.9 million in 1999 from $18.5 million in 1998. The decrease is due primarily to the recognition of a non-recurring, non-cash $12.0 million interest charge in 1998 due to a beneficial conversion feature of the 4.5% Notes, the conversion of $8.4 million principal amount of 6.5% Notes in exchange for 550,000 shares of Common Stock in June 1999 and principal payments made on a capital equipment lease. The decrease is offset in part by the $1.6 million of interest expense associated with the issuance of 750,000 warrants under the BioChem line of credit guarantee, $940,000 of expense recognized on the conversion of $8.4 million principal amount of 6.5% Notes, increased debt as a result of the issuance of the 4.5% Notes in November 1998, and the interest expense under the Company's two guaranteed lines of credit.

      The factors cited above resulted in a net loss of $49.6 million or $1.52 per share in 1999 as compared to a net loss of $56.6 million or $1.76 per share in 1998. The weighted-average number of common shares outstanding was 37.6 million for 1999 compared to 32.1 million for 1998. Without the gain on sale of the investment in an affiliate, the expense recognized on the conversion of some of the 6.5% Notes, the expense recognized on the issuance of 750,000 warrants, and the loss on the sale of the building, the net loss in 1999 would have been $47.6 million or $1.46 per share. Without the effect of the non-recurring non-cash interest charge of $12.0 million, the loss in 1998 would have been $44.6 million or $1.39 per share. The increase in the number of weighted-average shares outstanding for 1999 as compared to 1998 is attributable primarily to the conversion of some of the 6.5% Notes into 550,000 shares of the Company's Common Stock in June 1999 and to a lesser extent the exercise of stock options after September 30, 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

      In the fourth quarter of 1998, the Company realized its first sales from the launch of Certiva(R) in the U.S. to government purchasers and to Abbott for distribution in the private market. Total product sales in 1998 were approximately $2.2 million of which approximately $1.2 million were from sales of Certiva(R) to several government agencies and approximately $1 million were from sales of product to SSI. In addition, during 1998, the Company recognized $6.1 million consisting primarily of milestone payments and development funding under the Company's agreement with Abbott and to a lesser extent milestone payments under a supply and distribution agreement with Chiron Behring. Revenue in 1997 consisted of $1.7 million from product sales to SSI and $8.0 million of revenue from collaborative agreements of which $6.0 million was from an agreement with Aventis Pasteur.

      Production expenses were $19.2 million in 1998 compared to $18.7 million in 1997. The increase in these expenses in 1998 is primarily attributable to an increase in the number of production and service-related employees as the Company prepared for regulatory approval of Certiva(R). The increase was offset in part by lower depreciation expense related to the use of an accelerated depreciation method and to the capitalization of Certiva(R) inventory for sale in the United States following FDA approval. Costs attributable to Certiva(R) production were expensed until regulatory approval was obtained in July 1998. Since FDA approval, production costs have exceeded the net realizable value of inventory produced, which excess has been recorded as production expenses incurred in 1998.

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

      Interest expense increased to $18.5 million in 1998 from $6.8 million in 1997. Approximately $12.0 million of this increase is due to a beneficial conversion feature of the 4.5% Notes resulting in a non-recurring, non-cash interest expense charge. See "Tax and Reporting Matters," below. Interest expense also increased as a result of the accrual of interest on the 4.5% Notes. These increases were partially offset due to principal payments made on the equipment lease, as well as to the conversion of $2.5 million principal amount of the 6.5% Notes into shares of the Company's Common Stock in December 1997.

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

LIQUIDITY AND CAPITAL RESOURCES; OUTLOOK
----------------------------------------

      The Company's cash requirement for operations for the fourth quarter and year ended 1999 was $12.8 million and $43.2 million, respectively, as compared to $12.6 million and $42.7 million for the same periods in 1998, respectively. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported less amounts received under license, marketing, distribution and/or development agreements and further adjusted by the timing of proceeds from the sale of an investment in an affiliate.

      At December 31, 1999, the Company had cash and cash equivalents of approximately $563,000 and $20 million available under the line of credit guaranteed by Baxter. In addition, the Company had approximately $3.2 million of restricted cash pledged as collateral under the letter of credit agreement, which will be reduced in amount as payments are made under the capital equipment lease described in Note 9 of the financial statements. See Item 8 - Financial Statements and Supplementary Data.

      PROJECTED RESULTS FROM OPERATIONS. The Company anticipates that it will report a net loss of between $14 and $16 million for the first quarter of 2000. It will likely incur a quarterly net operating loss at least through the first two quarters of 2000, and it is likely that there will be net income in the second half of 2000 with a possible return to losses in the first quarter of 2001, based upon several factors. The factors included in assessing the projected losses are, among others: the sale of a total of 3 million doses of Certiva(R) under the NHS contract along with the timing and magnitude of such sales, difficulties experienced in scaling up bulk manufacturing of NeisVac-C(TM), the expensing of costs to produce Certiva(R) prior to regulatory approval, acquisition of additional approvals and contracts to supply Certiva(R) in 2001, limited product sales from the limited inventory of Certiva(R) and aP vaccines on hand; manufacturing limitations for the Company's acellular pertussis vaccines, limitations on the Company's ability to negotiate and enter into new collaborative arrangements and alternative financings pursuant to the terms of the Share Exchange Agreement, all as more completely discussed in the following paragraphs.

      The principal source of revenues in 2000 is expected to be product sales of NeisVac-C(TM) to the NHS. Under the NHS contract, the Company has committed to supply NHS with 3 million doses of NeisVac-C(TM) beginning in April 2000 for approximately (British pound) 40 million (or approximately $64 million at March 23, 2000). The Company experienced some problems in scaling up bulk manufacturing of Certiva(R) which have impacted the Company's schedule for commercial production of NeisVac-C(TM). The Company believes that progress has been made to address all material production problems, and that the Company will be able to deliver the full 3 million doses of NeisVac-C(TM) to the NHS in 2000, although the Company will not meet the first delivery date in April 2000 and there can be no assurances that further production disruptions or failures will not impact the Company's ability to deliver NeisVac-C(TM) timely or in sufficient quantities to meet its obligations under the NHS contract. The
Company currently expects to have initial product quantities released and available for delivery to NHS early in the third quarter of 2000, although there can be no assurances in this regard.

      Under the terms of the NHS contract, if the Company does not receive the requisite marketing authorization before its first delivery date in April 2000, NHS has the right to (1) reschedule the deliveries without reducing the minimum volumes to be supplied by the Company, (2) reduce the volumes to be supplied by the Company by an amount that NHS considers reasonable to reflect the shorter life of the agreement, or (3) terminate the contract. Moreover, once
NeisVac-C(TM) is licensed, the terms of the contract require, among other things, that the Company reimburse the NHS and its affiliates for any costs associated with delays caused by the Company should the Company be unable to meet agreed-upon delivery schedules. The Company has had informal discussions with NHS regarding the delays in licensure and product delivery and believes that based on these discussions and the strong profile demonstrated by NeisVac-C(TM) in clinical trials, the NHS would be willing to reschedule deliveries through the end of 2000 for the entire 3 million doses, without penalty, if the regulatory approval for NeisVac-C(TM) is issued within a few months of April 2000, although there can be no assurances in this regard. If the NHS revises or terminates its commitment to purchase NeisVac-C(TM) under the contract, the quarterly operating results will be directly impacted, for this contract represents the Company's principal source of projected revenue in 2000. Moreover, as discussed below, additional acellular pertussis products will only be available in limited quantities for sale in 2000 because of time required for the change over in production following the NeisVac-C(TM) campaign and the product cycle time for producing and releasing acellular pertussis products.

      All costs associated with the production of NeisVac-C(TM) are expensed as incurred until the vaccine receives regulatory approval. Therefore, the Company will continue to record significant production expenses without any corresponding revenues until that time. The Company also expects initial sales of NeisVac-C(TM) to be made from inventory produced prior to regulatory approval. Accordingly, as such inventory is sold, the cost of goods to be reported by the Company would be lower than in subsequent periods. Following regulatory approval, production expenses for NeisVac-C(TM) will be capitalized in accordance with generally accepted accounting principles and recognized as expense when product is sold.

      Quarterly operating results also will be affected by various manufacturing limitations. As noted above, the Company has experienced some problems in the commercial production of NeisVac-C(TM). The production of vaccines is a highly complex, biological process involving many steps from seed culture through final production. From time to time, the Company experiences disruptions and production failures and there can be no assurances that there will not be disruptions or product failures. Any disruptions and failures increase unit production costs as units are lost in the production process, as well as may limit the Company's ability to meet its supply obligations for NeisVac-C(TM) under the NHS contract. In addition, production expenses are mainly fixed and consist primarily of expenses relating to the operation of the Company's one manufacturing facility and maintaining a ready work force.

      During the first half of 2000, the Company expects to have limited product sales of Certiva(R) and its aP vaccine from the minimal, remaining inventories on hand. The majority of this remaining inventory was made under the Company's new production enhancement program designed to increase production capacity and efficiency, and cannot be sold in the United States or Europe until the appropriate regulatory authorities approve the enhancements. Accordingly, these lots were previously expensed when made, and the cost of goods to be reported by the Company upon sale of these products will be lower than in subsequent periods. The Company filed the appropriate documentation with the FDA in the fourth quarter of 1999 seeking regulatory approval and believes that FDA approval of the enhancements will be granted in the second quarter of 2000. In mid-2000, SSI, the Company's European partner, will file for regulatory approval in its territory for the DTaP and DTaP-IPV products containing the bulk aP vaccine manufactured with the enhanced production process. The Company expects that SSI will obtain regulatory approval in its territories by the end of 2000. There can be no assurances that any of these regulatory approvals for these production enhancements will be forthcoming in a timely manner or at all.

      The Company also has been working to eliminate bottlenecks and streamline and strengthen the product testing and release process for its acellular pertussis vaccines, thereby reducing production disruptions and failures and enhancing the reliability of the production process. This work will continue to be performed off-line during the first half of 2000, while NeisVac-C(TM) is being produced in the manufacturing facility. When the enhanced production and testing processes are fully implemented, the Company believes that unit production costs before filling and packaging will be reduced. In prior years, the production costs for the Company's acellular pertussis products exceeded their net realizable value, and there can be no assurances that the enhanced production and testing processes will lower the unit production costs or permit the Company to produce sufficient quantities of vaccine to generate a gross profit, particularly in light of the increased filling and packaging costs associated with the decision to manufacture Certiva(R) without the preservative thimerosal, as discussed below.

      After the Company produces sufficient quantities of the NeisVac-C(TM) to fulfill its contractual obligations in the United Kingdom, the Company expects to return to the manufacturing of acellular pertussis vaccines in the third quarter of 2000, utilizing the enhanced production and testing processes.
Because of the lengthy manufacturing and testing cycle, product from these manufacturing runs will not be available for sale until at least the fourth quarter of 2000. Until such time as product is available, sales of acellular pertussis-containing products will be made from the limited product inventory currently on hand. Accordingly, the Company expects reduced sales of these products through the third quarter of 2000. Sales could be further limited in the second half of 2000 if the enhanced production and testing processes do not work properly upon startup of acellular pertussis production or regulatory approval for these enhancements is not received in a timely manner or at all. Given that the Company expects to continue to alternate NeisVac-C(TM) and acellular pertussis production through at least 2001, the Company will have limited time to manufacture acellular pertussis vaccines, so the Company intends first to satisfy SSI's agreed-upon requirements, then supply acellular pertussis vaccine for clinical trials of the Company's new combination vaccines, such as DTaP-IPV and AMVAX(R), its tetanus, diphtheria and acellular pertussis booster vaccine for adults, and then use any remaining capacity to manufacture Certiva(R) without thimerosal. Therefore, the Company anticipates having lower sales of Certiva(R) in 2000 and into 2001, and any such sales could be further diminished if the Company is unable to reach suitable distribution arrangements to sell Certiva(R) to non-government purchasers in the United States. Moreover, the Company does not expect to have any sales of DTaP-IPV vaccine in Germany and Austria until such time as product is available and the Company secures a distributor for the vaccine. Any such distribution arrangements would require the consent of Baxter under the terms of the Share Exchange Agreement. Although the national marketing authorization for the sale and distribution of its DTaP-IPV vaccine in Germany and Austria has been completed, the Company and Chiron Behring terminated at the end of 1999 the distribution agreement for sales within these countries.

      As a result of a recent assessment of potential health risks related to mercury contained in food and drugs conducted by the FDA, in cooperation with the Environmental Protection Agency, the continued use of thimerosal in vaccines has been questioned. Thimerosal is a mercury-containing preservative commonly used in vaccines packaged in multi-dose vials. Thimerosal is approved for use by the FDA and is currently included in more than 30 licensed vaccines in the United States. In July 1999, the Company decided to follow the recommendations of these agencies and move toward the discontinued use of thimerosal in Certiva(R), which is licensed in multi-dose vials. The Company intends to submit data to the FDA on Certiva(R)-EU, the European formulation of Certiva(R), which does not contain thimerosal, to facilitate the approval and introduction in the United States of a thimerosal-free formulation of the product in single-dose syringes. The Company previously filled Certiva(R) in multi- dose vials, so the added costs associated with filling and packaging single-dose syringes will substantially increase production costs on a per-dose basis. If the Company is not able to pass on those additional costs in the United States through increases in the current selling price of Certiva(R), then the Company may not recognize a gross profit on sales of Certiva(R), even with full implementation of the enhanced production and test processes described above. The Company expects to submit data to the FDA on a thimerosal-free formulation of Certiva(R) before the end of the second quarter of 2000 or shortly thereafter, and the Company will work expeditiously with the FDA to obtain approval, although there can be no assurances that such regulatory approval will be received timely or at all. The AAP has called for the FDA to expedite the review of manufacturers' supplemental applications to eliminate or reduce the mercury content of vaccine products. As noted above, the Company will in the interim continue to sell previously produced thimerosal containing Certiva(R) that it has on hand.

      The Company does not anticipate receiving any revenue in 2000 from collaborations unless the Company enters into any new collaborative arrangements for the research, development, marketing and distribution of its products. In past years, the Company has recognized revenue for milestone payments and development funding primarily under collaborative agreements with Abbott and Aventis Pasteur; however, with the termination of both of these relationships, the Company will not receive any further funding under these agreements. Moreover, under the terms of the Share Exchange Agreement, the Company may not enter into any collaborative arrangement without Baxter's consent until the transaction with Baxter is completed or the Share Exchange Agreement is terminated.

      The foregoing paragraphs include forward looking statements including statements as to: revenue projections, earnings (losses); timing and likelihood of further regulatory approvals; the ability of the Company to timely and efficiently expand its production capacity and lower unit costs for NeisVac-C(TM) and Certiva(R); the prospects for and timing of NeisVac-C(TM) production and regulatory filings; and the ability of the Company to address production failures relating to NeisVac-C(TM) and Certiva(R) production, among others. The factors that affect the level of future revenues from product sales include, among other things, the ability of the Company to obtain distribution partners, subject to Baxter's consent, for its products in the United States and Europe, the ability of the Company to effectively position the Company's products against competitive products (including safety, efficacy, and pricing), the Company's ability to manufacture and deliver NeisVac-C(TM) and pertussis vaccine products in accordance with customer orders, the timing and amount of product orders, and the timing of future product launches. The factors that affect the ability of the Company to timely and efficiently expand acellular pertussis production capacity include, among others, the adequacy of engineering designs, the manufacturing experience with these enhancements, the timeliness of regulatory review of modifications, the acceptability of such modifications to the applicable regulatory authorities, and the ability to successfully stream line and strengthen the product testing and release process. There can be no assurances that the Company's plans to increase production capacity and output will be effective or result in anticipated production efficiencies and reduced unit cost or will be acceptable to any regulatory agency. The factors affecting timing for commercialization of NeisVac-C(TM) include, among other things, overcoming production problems in scaling up commercial production, results of ongoing clinical trials, and expedited UK regulatory review. In addition, there are no assurances that the steps taken by the Company to address production disruptions and failures and quality testing inefficiencies for both NeisVac-C(TM) and the pertussis vaccines will be effective or that disruptions, failures, and inefficiencies will not continue in the future. Production disruptions, failures or inefficiencies could have a material adverse effect on the Company's future operating results and could affect the Company's existing licenses as well as any applications for approval for its products or the timing of such approval. No assurances can be given that the Company will be successful in maintaining consistent and continuous commercial production of its products. Further, because the Company's manufacturing operations are located principally in one facility, any condition or event that adversely affects the condition or operation of such facility would have a material adverse effect on the Company's financial condition and future results of operations.

      PROJECTED CASH REQUIREMENTS FOR OPERATIONS AND FINANCING ACTIVITIES. The Company will be required to raise up to approximately $62 million, or $77 million should the Company be required to pay breakup fees to Baxter, of new financing in the second quarter of 2000 to finance its operations, service its debt and repay its lines of credit guaranteed by Baxter and BioChem. The breakdown of this required financing is as follows. The cash requirements for operations in the first quarter of 2000 are projected to be between $12 and $14 million. This range could be affected by the timing and amount of additional cash requirements associated with the status of commercial production of NeisVac-C(TM). The first quarter 2000 cash requirement is anticipated to be about that incurred in the fourth quarter of 1999 due primarily to projected increased spending related to NeisVac-C(TM) production, offset by the semi-annual interest payment of $2.4 million on the 6.5% Notes and the approximately $600,000 payment for the 4.5% Notes both paid in November 1999. In the second quarter of 2000, the Company's cash requirements for operations are projected to be between $20 and $25 million, which includes $3.0 million in interest payments to the holders of the 6.5% Notes and 4.5% Notes payable in early May 2000, and estimated payments of approximately $2.2 million in May 2000 for "stay" bonuses under an employee retention program. Finally, outstanding balances under the lines of credit guaranteed by Baxter and the $6 million line of credit guaranteed by BioChem must be repaid in the second quarter of 2000. See "Funding Sources." The foregoing include forward looking statements and the factors which affect the actual cash required for operations could include, among other things: vaccine production levels; regulatory authorization to commence clinical investigations;

timing for the commencement of planned clinical trials; and the level of expenditures for the Company's ongoing research and development program.

      CAPITAL EXPENDITURES. Total capital expenditures for 1999 were $3.1 million, which amount includes a $260,000 capital lease for equipment. These expenditures were principally associated with work on the enhanced production process for the acellular pertussis vaccines described above and the acceleration of the production for NeisVac-C(TM). The Company expects to spend approximately $2.5 million in 2000 for capital expenditures on minor ongoing facilities' modifications, equipment, systems and other capital additions. The foregoing include forward looking statements. The amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation, the equipment purchases required in order to produce NeisVac-C(TM); and the amount and timing of unanticipated costs to replace or repair existing equipment and systems in order to keep facilities operational and in compliance with regulatory requirements.

      FUNDING SOURCES. Given the Company's limited projected revenues in the first half of 2000 and with the termination of the Company's collaborations with Abbott and Aventis Pasteur, the Company's principal source of financing will be the revolving line of credit with Bank of America, N.A., which is guaranteed by Baxter. The outstanding principal balance under the line of credit totaled $10 million at December 31, 1999 and may be increased up to $30 million through March 31, 2000. As of March 21, 2000, the outstanding principal balance under the line of credit was $19.5 million.

      This line of credit matures on March 31, 2000, unless extended by the bank at Baxter's request. Under the terms of the Share Exchange Agreement, the transaction was scheduled to close in mid-April 2000. The transaction is subject to a number of conditions to closing, including, among others, receipt of U.K. regulatory approval of the NeisVac-C(TM) and the manufacture of a two-month supply of NeisVac-C(TM) for the Company's contract with the UK's National Health Service ("NHS") before April 1, 2000. The Company currently does not expect to have received UK regulatory approval for NeisVac-C(TM) or the requisite two-month supply of vaccines available by April 1, 2000. Baxter has advised the Company that it will not close on the acquisition transaction under the current terms of the Share Exchange Agreement unless all conditions to closing are satisfied in the time frame specified. Based upon the Company's failure to meet required conditions on April 1 and other developments of concern to Baxter, Baxter has proposed that the parties modify the Share Exchange Agreement. The parties have been in discussions regarding proposals that involve, among other things, a reduction in the purchase price, the terms under which additional financing would be available to the Company, an extension of the date by which conditions to closing are to be satisfied, additional conditions to closing and changes to existing conditions to closing, the outside date for termination of the Share Exchange Agreement, and an early termination of the Share Exchange Agreement. There can be no assurances as to whether the Company and Baxter will reach an agreement with respect to a mutually acceptable modification to the Share Exchange Agreement or mutually acceptable termination arrangements or as to the timing of any such agreement. If the parties are unable to reach such an agreement and Baxter determines not to waive the conditions to closing which the Company is unable to meet, Baxter will not be obligated to close on the acquisition transaction and the Company will continue to be bound by the terms of the Share Exchange Agreement through at least May 31, 2000. Baxter has advised the Company that it does not wish to terminate the Share Exchange Agreement. If the parties cannot agree upon a mutually acceptable modification of the Share Exchange Agreement or mutually acceptable termination arrangements, the Company's credit facility with the Bank of America will become due and payable on March 31, 2000. The line of credit is secured by a pledge of all of the Company's otherwise unencumbered assets. In such event, there can be no assurances that the Company will be able to refinance this indebtedness or obtain financing for its continued operations. If the Company cannot obtain financing, there can be no assurance that the Company can continue its operations for any period of time without seeking bankruptcy protection. In addition, there can be no assurances that litigation will not be commenced between the parties arising out of the Share Exchange Agreement or the Company's efforts to secure financing. If the Company becomes involved in such litigation, there can be no assurances as to whether the Company will have sufficient funds to defend such litigation, whether the Company will prevail in such litigation or the amount of damages for which the Company may be responsible if it does not prevail in such litigation.

      Under the Share Exchange Agreement, the Company also has agreed to pay Baxter's out-of- pocket expenses up to $1 million if Baxter terminates the Share Exchange Agreement as a result of either the Company's breach of a covenant in the Share Exchange Agreement or an intentional breach by the Company of any representation or warranty in the Share Exchange Agreement. The Company has also agreed to pay Baxter a termination fee of $14 million and reimburse Baxter for its out-of-pocket expenses up to $1 million if the Share Exchange Agreement is terminated under any of the following circumstances:

      o Baxter terminates the Share Exchange Agreement because the Company's board withdraws or modifies its recommendation as to the Share Exchange Agreement or the arrangement resolution or resolves to do so, or the Company fails to comply with the non-solicitation provisions of the Share Exchange Agreement or the Company's board recommends an alternative transaction or fails to reconfirm its recommendation of the arrangement;

      o either Baxter or the Company terminates the Share Exchange Agreement after May 31, 2000 or because the Company's shareholders fail to approve the arrangement, and, in each case, at the time of such termination or failure to approve the transaction, an alternative transaction exists; or

      o Baxter terminates the Share Exchange Agreement as a result of either a breach by the Company of a covenant in the Share Exchange Agreement or an intentional breach by the Company of a representation or warranty in the Share Exchange Agreement and, at the time of termination, either an alternative transaction exists or has been proposed, or within one year after termination, the Company is acquired by another entity or enters into an acquisition agreement with another entity.

      In addition, the Company has been notified by the American Stock Exchange ("Exchange") that it was considering delisting the Company because of non-compliance with its listing requirements. The Exchange has deferred its judgment on delisting until it has reviewed this Annual Report on Form 10-K. If the proposed transaction with Baxter is not progressing or consummated, then the Exchange has requested that the Company provide it with additional information regarding its financial condition.

      While the foregoing paragraphs contain a description of the factors affecting the Company's business prospects and risk factors affecting future operations, reference also is made to Item 1 - Business - Risk Factors, as well as the risk factors and other information described elsewhere in this Item 7, including in the first paragraph hereof, and in the Company's other filings with the SEC, for a more complete description of the risks and uncertainties affecting the Company and its business.

TAX AND REPORTING MATTERS
-------------------------

      At December 31, 1999, the Company and its subsidiaries had income tax loss carry forwards of approximately $52.4 million to offset future Canadian source income and approximately $114.3 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

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

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. Product sales in the United States for the years ended December 31, 1999, 1998 and 1997, were approximately $2.6 million, $2.2 million, and $0 million, respectively. Product sales to Europe, which were all made to SSI, were approximately $2.4 million, $1.0 million, and $1.7 million for the years ended December 31, 1999, 1998, and 1997, respectively. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.

IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY
--------------------------------------------

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management has completed a Company-wide program that prepared the Company's computer systems and programs for the Year 2000. The internal systems used to run the Company's business run principally on third-party hardware and software. To date, the Company has not experienced any Year 2000-related problems that could have a material adverse effect on the future results of operations or financial condition of the Company; however, there can be no assurances such problems will not surface in the next few months. Additionally, the failure of suppliers and other companies doing business with the Company to maintain Year 2000 qualification in a manner compatible with the Company's systems could also have a material adverse effect on the Company. The Company does not believe that it will incur any material costs in the future because of date related problems.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

      The Company does not have significant exposure to changing interest rates on invested cash at December 31, 1999. The Company invests in U.S. Treasury bills and investment grade commercial paper that have maturities of three months or less. As a result, the interest rate market risk implicit in these investments at December 31, 1999, is low, as the investments mature within three months.

      The Company had $25 million of 4.5% Notes at December 31, 1999, which bear interest at 4.5% per annum and mature in November 2003. The Company does not have significant exposure to changing interest rates related to the 4.5% Notes because the interest rate on these notes is fixed.

      The Company had $75.3 million of 6.5% Notes at December 31, 1999, which bear interest at 6.5% per annum and mature in May 2003. The Company does not have significant exposure to changing interest rates related to the 6.5% Notes because the interest rate on these notes is fixed.

      The Company has drawn down a total of $6 million under the revolving line of credit guaranteed by BioChem. The loans bear interest at LIBOR plus 265 basis points, which are currently between 8.06% and 8.09%. Each draw under the line is an individual revolving loan. New interest rates and periods will be determined when these loans mature. The entire principal balance on the line of credit must be repaid no later than May 31, 2000. The Company has exposure to changing interest rates related to the $6 million of debt but does not deem it material due to the time limitations on the borrowing.

      The Company had drawn down $10 million as of December 31, 1999 under a revolving line of credit guaranteed by Baxter. The loan bears interest at LIBOR plus .625%. The Company has exposure to changing interest rates related to the $10 million of debt but does not deem it material due to the time limitations on the borrowing.

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

      The Company does principally all of its transactions in U.S. dollars and currently has limited payment obligations in Swedish Krona and Danish Kroner; however, such obligations are not material to the Company's operations. The Company's contract with the U.K. for sale of NeisVac-C(TM) is denominated in British Pounds Sterling. The value of this contract is approximately (British Pound)40 million or approximately $64 million at March 23, 2000. The contract is contingent upon the Company receiving regulatory approval for NeisVac-C(TM) in the U.K. The Company has exposure to changing exchange rates between the dollar and the British Pound Sterling. A hypothetical ten percent change in the market exchange rate over the nine months ending December 31, 2000 could result in a reduction of up to approximately $6.4 million in potential revenue from this contract. The Company intends to reduce risk to possible changes in exchange rates between the currencies by entering into a hedging transaction before the effective date of the contract.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

      The Financial Statements and accompanying Notes thereto, the Accountants' Report, required Supplementary Data, and certain other financial information are set forth on pages 59 to 91 of this Annual Report immediately following. The table of contents to the Financial Statements and accompanying Notes appears on page 107 of this Annual Report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NORTH AMERICAN VACCINE, INC.
AND SUBSIDIARIES:

      We have audited the accompanying consolidated balance sheets of North American Vaccine, Inc. (a Canadian corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Vaccine, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may be required to repay balances due under its lines of credit as early as March 31, 2000, does not have cash on hand to satisfy its near-term cash requirements for operations, has suffered recurring losses from operations and has a net capital deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



Arthur Andersen, LLP

Baltimore, Maryland
March 30, 2000

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)    DECEMBER 31,  DECEMBER 31,
                                                       1999          1998
                                                   ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                             $     563     $  22,953
  Accounts receivable                                       3,537         1,625
  Inventory                                                 3,285         4,067
  Prepaid expenses and other current assets                   753           998
                                                      -----------   -----------
          Total current assets                              8,138        29,643

Property, plant and equipment, net                         19,668        25,315
Investment in affiliate, at market                             --         1,554
Deferred financing costs, net                               1,773         2,505
Cash restricted for lease obligation                        3,185         4,877
Other assets                                                  827           631
                                                      -----------   -----------
     TOTAL ASSETS                                       $  33,591     $  64,525
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                      $   5,456     $   3,881
  Short-term debt                                          16,000            --
  Deferred revenue                                             --           850
  Obligation under capital lease, current portion           2,400         1,754
  Other current liabilities                                 7,208         5,848
                                                      -----------   -----------
         Total current liabilities                         31,064        12,333

6.5% Convertible subordinated notes, due May 1, 2003       75,326        83,734
4.5% Convertible secured notes, due November 13, 2003      25,000        25,000
Obligation under capital lease, net of current portion         79         2,356
Deferred rent credits, net of current portion                 232            76
                                                      -----------   -----------
     Total liabilities                                    131,701       123,499

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
 Preferred stock, no par value; unlimited shares
  authorized-Series A, convertible; issued and
  outstanding 2,000,000 shares; entitled to
  Can $2.50 per share (or U.S. $3.5 million in the
  aggregate) in liquidation                                 6,538         6,538
 Common stock, no par value; unlimited shares
  authorized; issued 32,870,350 shares at
  December 31, 1999 and 32,216,096 shares
  at December 31, 1998                                     90,550        80,824
 Additional paid-in capital                                13,593        11,956
 Cumulative comprehensive income excluded from net loss        --           926
 Accumulated deficit                                    (208,791)     (159,218)
                                                      -----------   -----------
     Total shareholders' deficit                         (98,110)      (58,974)
                                                      ===========   ===========

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $   33,591     $  64,525
                                                      ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  YEARS ENDED DECEMBER 31,
                                               1999         1998         1997
                                           ------------ ------------  ----------

 REVENUES:
      Product sales                          $   5,049   $    2,230    $   1,699
      Marketing, research and
       development agreements                    5,909        6,149        8,001
                                           -----------  -----------   ----------
           Total revenues                       10,958        8,379        9,700
                                           -----------  -----------   ----------

 OPERATING EXPENSES:
     Production and cost of sales               22,950       19,196       18,662
     Research and development                   16,179       17,986       19,860
     Selling, general and administrative        12,900       10,800       11,386
                                           -----------  -----------   ----------
           Total  operating expenses            52,029       47,982       49,908
                                           ------------ ------------  ----------

 OPERATING LOSS                               (41,071)     (39,603)     (40,208)


 OTHER INCOME (EXPENSES):
     Gain on sale of investment in
      affiliate                                    952           --           --
     Interest and dividend income                  513        1,497        3,140
     Interest expense                          (9,967)     (18,503)      (6,772)
                                           ------------ ------------  ----------
 NET LOSS                                    $(49,573)   $(56,609)     $(43,840)
                                           ============ ============  ==========


 BASIC AND DILUTED NET LOSS PER SHARE        $  (1.52)   $  (1.76)     $  (1.39)

 WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                               32,592       32,152       31,641


The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(IN THOUSANDS)

                                                                    CUMULATIVE
                         SERIES A                                  COMPREHENSIVE              TOTAL
                       CONVERTIBLE                                    INCOME                 SHARE-
                     PREFERRED STOCK   COMMON STOCK    ADDITIONAL    EXCLUDED      ACCUM-    HOLDER'S
                    ----------------- ---------------- PAID-IN         FROM        ULATED     EQUITY
                     SHARES   AMOUNT  SHARES  AMOUNT   CAPITAL       NET LOSS     DEFICIT   (DEFICIT)
                    -------- -------- ------- -------- --------    -------------  ------- -----------

Balance,
  December 31, 1996   2,000  $  6,538  31,407 $ 71,357  $    --     $     653   $ (58,769)   $  19,779

Net loss                 --        --      --       --       --            --     (43,840)    (43,840)
Decrease in market
 value of investment     --        --      --       --       --         (438)           --       (438)
                                                                                             ---------
Comprehensive loss                                                                            (44,278)
Exercises of stock
 options                 --        --     498    5,036       --            --           --       5,036
Retirement of stock
used to exercise
 options                 --        --    (80)  (1,890)       --            --           --     (1,890)
Shares issued under
 401(k) plan             --        --      11      238       --            --           --         238
Stock option
compensation             --        --      --    1,313       --            --           --       1,313
Conversion of
subordinated
 convertible notes
into common stock        --        --     101    2,455       --            --           --       2,455
Balance,            -------  --------  ------ --------  -------     ---------   ----------   ---------
 December 31, 1997    2,000  $  6,538  31,937 $ 78,509  $    --     $     215   $(102,609)   $(17,347)


Net loss                 --        --      --       --       --            --     (56,609)    (56,609)
Increase in market
 value of investment     --        --      --       --       --           711           --         711
                                                                                             ---------
Comprehensive loss                                                                            (55,898)
Exercises of stock
 options                 --        --     462    5,452       --            --           --       5,452
Retirement of stock
 used to exercise
 options                 --        --   (201)  (3,429)       --            --           --     (3,429)
Beneficial conversion
 feature of 4.5% Notes   --        --      --       --   11,956            --           --      11,956
Shares issued under
  401(k) plan            --        --      18      292       --            --           --         292
Balance,            -------  --------  ------ --------  -------     ---------   ----------   ---------
 December 31, 1998    2,000  $ 6,538   32,216 $ 80,824  $11,956     $     926   $(159,218)   $(58,974)

Net loss                 --        --      --       --       --            --     (49,573)    (49,573)
Increase in market
 value of investment     --        --      --       --       --            26           --          26
Realized investment
 holding gain            --        --      --       --       --         (952)           --       (952)
                                                                                             ---------
Comprehensive loss                                                                            (50,499)
Exercises of stock
 options                 --        --      58      169       --            --           --         169
Shares issued under
 401(k) plan             --        --      46      329       --            --           --         329
Warrant issuance         --        --      --       --    1,637            --           --       1,637
Conversion of 6.5%
 subordinated
 convertible
 notes into common
stock                    --        --     550    9,228       --            --           --       9,228
Balance,            -------  --------  ------ --------  -------     ---------   ----------   ---------
 December 31, 1999    2,000  $  6,538  32,870 $ 90,550  $13,593     $      --   $(208,791)   $(98,110)
                    =======  ========  ====== ========  =======     =========   ==========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                         YEARS ENDED DECEMBER 31,
                                                       1999        1998       1997
                                                    ---------   ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $(49,573)  $(56,609)  $(43,840)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Gain on sale of investment in affiliate               (952)         --         --
  Loss on disposal of property, plant, and
   equipment                                              671        181        131
  Depreciation and amortization                         6,217      8,177     11,017
  Amortization and reduction of deferred
   financing costs                                      2,179        498        520
  Recognition of beneficial conversion
   feature of 4.5% Notes                                   --     11,956         --
  Contribution of common stock to 401(k) plan             329        292        238
  Stock option compensation                                --         --      1,313
  Debt conversion expense                                 940         --         --
  (Increase) decrease in other assets                   (196)      (168)         43
  Increase (decrease) in deferred rent                    138       (24)       (91)
  Cash flows provided by (used in) other
   working capital items                                1,287    (4,760)      5,756
                                                    ---------   --------   --------
    Net cash used in operating activities            (38,960)   (40,457)   (24,913)
                                                    ---------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (3,091)    (2,245)    (2,132)
 Proceeds from sale of investment in affiliate          1,581         --         --
 Proceeds from sale/leaseback                           2,110         --         --
 Proceeds from sale of equipment                           --         --        225
                                                    ---------   --------   --------
    Net cash provided by (used in)
    investing activities                                  600    (2,245)    (1,907)
                                                    ---------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible notes               --     25,000         --
 Deferred financing costs of convertible notes             --      (400)         --
 Borrowings under revolving credit facilities          16,000         --         --
 Proceeds from exercises of stock options, net            169      2,023      3,146
 Loan to a former officer related to the
  purchase of common stock                                 --    (1,228)         --
 Repayment of loan from the former officer                 --      1,228         --
 Principal payments on capital lease obligations      (1,891)    (1,593)    (1,705)
 Cash restricted for capital lease obligation           1,692    (4,877)         --
                                                    ---------   --------   --------
    Net cash provided by financing activities          15,970     20,153      1,441
                                                    ---------   --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (22,390)   (22,549)   (25,379)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         22,953     45,502     70,881
                                                    ---------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   563    $22,953    $45,502
                                                    =========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                      YEARS ENDED DECEMBER 31,
                                                     1999       1998      1997
                                                    --------  -------  ---------

CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

 (Increase) decrease in:
   Accounts receivable                              $(1,912) $(1,301)   $ 3,842
   Inventory                                            782   (1,337)      (948)
   Prepaid expenses and other current assets            245     (383)       (81)

 Increase (decrease) in:
   Accounts payable                                   1,575      538      1,431
   Deferred revenue and other current liabilities       597   (2,277)     1,512
                                                    --------  -------  --------
 Net cash provided by (used in) other working
  capital items                                     $ 1,287  $(4,760)   $ 5,756
                                                    ======= ========   ========



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                             $ 6,812  $ 5,936    $ 6,249
                                                    ======= ========   ========

 Equipment acquired through capital lease           $   260  $    --    $    --
                                                    ======= ========   ========

 Conversion of subordinated notes to common stock   $ 8,408  $    --    $ 2,516
                                                    ======= ========   ========

 Use of stock to exercise stock options             $    --  $ 3,429    $ 1,890
                                                    ======= ========   ========

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

      In November 1999, the Company signed a definitive Share Exchange Agreement (the "Share Exchange Agreement") to be acquired by Baxter International Inc. ("Baxter") in a taxable stock-for-stock transaction pursuant to a plan of arrangement under the Canada Business Corporations Act valued at approximately $390 million. Under the Share Exchange Agreement, the Company's shareholders will receive $7 per share, comprised of $6.97 of Baxter common stock and $0.03 in cash. The number of Baxter shares to be issued to the Company's shareholders under the Share Exchange Agreement will be set based upon the average closing sale price of Baxter common stock for the ten trading days ending on the fifth trading day prior to consummation of the transaction. The transaction is subject to a number of conditions to closing, including, among others, the Company receipt of U.K. regulatory approval of the NeisVac-C(TM) and manufacture of a two-month supply of NeisVac-C(TM) for the U.K. National Health Service ("NHS") contract before April 1, 2000. Baxter has advised the Company that it will not close on the acquisition transaction under the current terms of the Share Exchange Agreement unless all conditions to closing are satisfied in the time frame specified. Based upon the Company's failure to meet required conditions on April 1 and other developments of concern to Baxter, Baxter has proposed that the parties modify the Share Exchange Agreement. The parties have been in discussions regarding proposals that involve, among other things, a reduction in the purchase price, the terms under which additional financing would be available to the Company, an extension of the date by which conditions to closing are to be satisfied, additional conditions to closing and changes to existing conditions to closing, the outside date for termination of the Share Exchange Agreement, and an early termination of the Share Exchange Agreement. There can be no assurances as to whether the Company and Baxter will reach an agreement with respect to a mutually acceptable modification to the Share Exchange Agreement or mutually acceptable termination arrangements or as to the timing of any such agreement. If the parties are unable to reach such an agreement and Baxter determines not to waive the conditions to closing which the Company is unable to meet, Baxter will not be obligated to close on the acquisition transaction and the Company will continue to be bound by the terms of the Share Exchange Agreement through at least May 31, 2000. Baxter has advised the Company that it does not wish to terminate the Share Exchange Agreement. If the parties cannot agree upon a mutually acceptable modification of the Share Exchange Agreement or mutually acceptable termination arrangements, the Company's credit facility with the Bank of America will become due and payable on March 31, 2000. The line of credit is secured by a pledge of all of the Company's otherwise unencumbered assets. In such event, there can be no assurances that the Company will be able to refinance this indebtedness or obtain financing for its continued operations. If the Company cannot obtain financing, there can be no assurance that the Company can continue its operations for any period of time without seeking bankruptcy protection. In addition, there can be no assurances that litigation will not be commenced between the parties arising out of the Share Exchange Agreement or the Company's efforts to secure financing. If the Company becomes involved in such litigation, there can be no assurances as to whether the Company will have sufficient funds to defend such litigation, whether the Company will prevail in such litigation or the amount of damages for which the Company may be responsible if it does not prevail in such litigation.

      The Company has incurred recurring losses from operations and has a net capital deficiency at December 31, 1999. Should the arrangement with Baxter be terminated, the Company would be required to repay all balances due under its lines of credit before the end of the second quarter of 2000, as well as fund its ongoing operations. Given its current cash position, the Company would need to immediately address its near-term cash requirements. The Company would seek to arrange financing from one or more of its affiliates, seek technology based partnering opportunities, and/or, if possible, issue debt or equity securities. There are no assurances that any or all of these options would be available or that they could be arranged in time to meet the cash requirements of the Company.

(2) RISK FACTORS

      RISK  OF  FAILURE  TO  COMPLETE  THE  ARRANGEMENT  WITH  BAXTER.   If  the
arrangement is not completed for any reason, NAVA may be subject to a number of material risks, including the following:

      o the Company is required to repay amounts borrowed under the credit facility with Bank of America, N.A. and guaranteed by Baxter. As of March 30, 2000 the principal amount outstanding under this credit facility was $19.5 million;

      o the Company may be required to pay Baxter a termination fee of $14 million and reimburse Baxter for expenses up to $1 million;

      o the price of the Company's Common Stock may decline to the extent that the current market price of the Common Stock reflects a market assumption that the arrangement will be completed; and

      o costs related to the arrangement, such as legal, accounting and financial advisor fees, must be paid even if the arrangement is not completed.

See also "Risk Factors - Risk Associated with Lack of Availability of Capital."

      In addition, current and prospective employees of the Company may be uncertain about their future roles with Baxter until Baxter's strategies with regard to the Company are announced or executed. This may adversely affect the Company's ability to attract and retain key management, sales, marketing and technical personnel. Also, concern about the financial prospects of the Company and the uncertainty related to the closing of the arrangement with Baxter has contributed to employees leaving the Company and may contribute to additional loss of personnel.

      Further, if the arrangement is terminated and the Company's board of directors determines to seek another arrangement or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the arrangement or sufficient financing on acceptable terms that will be necessary to fund the Company's continuing operations. In addition, while the Share Exchange Agreement is in effect, the Company is prohibited, subject to certain exceptions, from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as an arrangement, sale of assets or other business combination, with any party other than Baxter without becoming responsible for paying a termination fee and reimbursing Baxter for expenses up to $1 million.

      RISK ASSOCIATED WITH LACK OF AVAILABILITY OF CAPITAL. To maintain the Company's production, research and development at current levels, present cash and cash equivalents, expected product sales of Certiva(R), NeisVac-C(TM), and the Company's other products are not expected to provide sufficient cash to fund the Company's operations, debt service payments and capital expenditures in 2000 and into 2001. To address the cash needs, the Company obtained in November 1999 a $30 million secured revolving line of credit from Bank of America, N.A. This line of credit is guaranteed by Baxter and is secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables. The Company expects that this line of credit will fund its operations through March 31 and through April 2000 if extended by the bank with Baxter's consent. If the acquisition by Baxter does not close timely in early April 2000, the Company will have to secure alternative interim financing and could be required to repay any outstanding balances on March 31, 2000. In this case, there can be no assurances that the Company will be able to obtain additional debt or equity financing on favorable terms in amounts required to meet cash requirements or that litigation will not result with Baxter arising out of the Company's efforts to secure such financing. The Share Exchange Agreement prohibits the Company from entering into certain debt and equity financing arrangements.

      In this case, the Company will be required to raise up to approximately $62 million, or $77 million should the Company be required to pay breakup fees to Baxter, of new financing in the second quarter of 2000 to finance its operations, service its debt and repay the lines of credit guaranteed by Baxter and BioChem. The factors which affect the actual cash required for operations could include, among other things: vaccine production levels; regulatory authorization to commence clinical investigations; timing for the commencement of planned clinical trials; and the level of expenditures for the Company's ongoing research and development program.

      In addition, the Company currently cannot secure any funding through third party collaborations, because under the terms of the Share Exchange Agreement, the Company may not enter into any new or alternative collaborative arrangements for third parties to distribute, research and develop its products without Baxter's consent until either the transaction with Baxter is completed or the Share Exchange Agreement is terminated.

      If the Company is unable to extend the March 31, 2000, maturity date of its credit facility with the Bank of America or to obtain other financing to repay the facility, then the Company would be in default under the Bank of America credit facility, and the bank and/or Baxter (as guarantor) could foreclose on the Company's assets, including patents, patent applications and receivables, securing the credit facility. The $30 million line of credit with Bank of America, N.A. guaranteed by Baxter is secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables. If an event of default occurs under the loan agreement, Baxter is obligated to purchase all of Bank of America's rights and obligations under the loan agreement with the Company. A default that is not timely cured would also trigger defaults and, therefore, repayment obligations under the Company's other financing facilities, as well as the possible foreclosure upon the remaining Company assets by creditors. The 4.5% Notes are secured by a pledge of collateral, which includes certain of the Company's equipment and other assets at the Company's principal manufacturing facility and the Company's ownership rights in U.S. Patent No. 5,425,946, entitled "Vaccines Against Group C NEISSERIA MENINGITIDIS." Any foreclosure on the collateral would substantially impair the Company's ability to operate its business, if it could do so at all without seeking bankruptcy protection. See Item 6 - Selected Financial Data and
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

      RISK RELATED TO SIGNIFICANT LEVEL OF INDEBTEDNESS. The Company currently has a significant level of indebtedness. As of December 31, 1999, the Company's consolidated indebtedness and capitalized lease obligations totaled approximately $119 million, including $75.3 million of 6.5% Convertible Subordinated Notes ("6.5% Notes"), $25 million of 4.5% Convertible Secured Notes ("4.5% Notes"), $6 million under a line of credit guaranteed by BioChem and $10 million under a $30 million line of credit guaranteed by Baxter. The Company's total assets as of December 31, 1999 are approximately $34 million. As of March 30, 2000, the Company had drawn down a total of $19.5 million under the line of credit guaranteed by Baxter, which matures on March 31, 2000. Until the Company begins to receive significant revenues from product sales of NeisVac-C(TM) under the NHS contract, the Company will continue to incur additional indebtedness .

      This level of indebtedness could have material consequences for the Company such as:

      o impairing the Company's ability to obtain additional financing for working capital, capital expenditures, and general corporate or other purposes, and

      o limiting the availability of a substantial portion of the Company's future cash flow from operations, if any, as it will be required for payment of the principal and interest on its indebtedness.

      The Company will not generate sufficient increases in cash flow from operations to service its indebtedness; accordingly the Company must secure additional financing. There can be no assurance, however, that any financing would be available to the Company.

      In early May 2000, the Company is obligated to pay approximately $3.0 million in interest payments to the holders of the 6.5% Notes and 4.5% Notes. The $6 million line of credit guaranteed by BioChem also expires on May 31, 2000; although as part of the Baxter transaction, BioChem has agreed to maintain in effect and not to terminate in any respect its guaranty until the effective date for closing on the transaction and to loan the Company, if the Share Exchange Agreement is still in effect, up to $5 million on commercially reasonable terms if the line of credit becomes due prior to the effective date of closing the transaction. In addition, Baxter is the guarantor of the $30 million line of credit from the Bank of America, N.A. This line of credit matures on March 31, 2000, unless extended by the bank at Baxter's request. Under the terms of the Share Exchange Agreement, the transaction was scheduled to close by mid-April 2000. The transaction is subject to a number of conditions to closing, including, among others, receipt of U.K. regulatory approval of the NeisVac-C(TM) and the manufacture of a two-month supply of NeisVac-C(TM) for the Company's contract with the UK's National Health Service ("NHS") before April 1, 2000. The Company currently does not expect to have received UK regulatory approval for NeisVac-C(TM) or to manufacture the requisite two-month supply of vaccines by April 1, 2000.

      Baxter has advised the Company that it will not close on the acquisition transaction under the current terms of the Share Exchange Agreement unless all conditions to closing are satisfied in the time frame specified. Based upon the Company's failure to meet required conditions on April 1 and other developments of concern to Baxter, Baxter has proposed that the parties modify the Share Exchange Agreement. The parties have been in discussions regarding proposals that involve, among other things, a reduction in the purchase price, the terms under which additional financing would be available to the Company, an extension of the date by which conditions to closing are to be satisfied, additional conditions to closing and changes to existing conditions to closing, the outside date for termination of the Share Exchange Agreement, and an early termination of the Share Exchange Agreement. There can be no assurances as to whether the Company and Baxter will reach an agreement with respect to a mutually acceptable modification to the Share Exchange Agreement or mutually acceptable termination arrangements or as to the timing of any such agreement. If the parties are unable to reach such an agreement and Baxter determines not to waive the conditions to closing which the Company is unable to meet, Baxter will not be obligated to close on the acquisition transaction and the Company will continue to be bound by the terms of the Share Exchange Agreement through at least May 31, 2000. If the parties cannot agree upon a mutually acceptable modification of the Share Exchange Agreement or mutually acceptable termination arrangements, the Company's credit facility with the Bank of America will become due and payable on March 31, 2000. The line of credit is secured by a pledge of all of the Company's otherwise unencumbered assets. In such event, there can be no assurances that the Company will be able to refinance this indebtedness or obtain financing for its continued operations. If the Company cannot obtain financing, there can be no assurance that the Company can continue its operations for any period of time without seeking bankruptcy protection. In addition, there can be no assurances that litigation will not be commenced between the parties arising out of the Share Exchange Agreement or the Company's efforts to secure financing. If the Company becomes involved in such litigation, there can be no assurances as to whether the Company will have sufficient funds to defend such litigation, whether the Company will prevail in such litigation or the amount of damages for which the Company may be responsible if it does not prevail in such litigation.

      LACK OF PROFITABILITY. The Company has operated at a loss since its inception and its net loss for the year ended December 31, 1999 was approximately $49.6 million. The Company expects additional losses during 2000 based upon a number of factors. The factors included in assessing the projected losses are, among others: timing and magnitude of product sales for NeisVac-C(TM) under the NHS contract, difficulties experienced in scaling up bulk manufacturing of NeisVac-C(TM), the expensing of costs to produce NeisVac-C(TM) prior to regulatory approval, limited product sales from the limited inventory of Certiva(R) and aP vaccines on hand; manufacturing limitations for the Company's acellular pertussis vaccines, limitations on the Company's ability to negotiate and enter into new collaborative arrangements and alternative financings pursuant to the terms of the Share Exchange Agreement. In addition, there can be no assurance that the Company will become profitable after 2000. To become profitable, the Company must:

      o timely receive regulatory approval of, and timely and efficiently manufacture, NeisVac-C(TM) to meet the Company's contractual commitments under the NHS contract to supply 3 million doses for approximately (pound)40 million (or approximately $64 million as of March 23, 2000),
      o timely and efficiently expand production capacity and output for its acellular pertussis vaccine products,
      o obtain regulatory approvals for new products, and produce and market those products efficiently, successfully and in sufficient quantities,
      o secure milestone and other payments under new collaborative agreements, and
      o   reduce current levels of indebtedness.

      The magnitude of the Company's losses in 2000 will greatly depend on whether the Company receives the approximately (British pound)40 million (or approximately $64 million at March 23, 2000) for the sale of 3 million doses of NeisVac-C(TM) under the NHS contract, with shipments that were scheduled to begin in early April 2000, subject to UK regulatory approval. Under that agreement, if the Company does not receive the requisite UK marketing authorization before its first scheduled delivery date in April 2000, NHS has the right to (1) reschedule the deliveries without reducing the minimum volumes to be supplied by the Company, (2) reduce the volumes to be supplied by the Company by an amount that NHS considers reasonable to reflect the shorter life of the agreement, or (3) terminate the contract. Moreover, once NeisVac-C(TM) is licensed, the terms of the contract require, among other things, that the Company reimburse the NHS and its affilates for any costs associated with delays caused by the Company should the Company be unable to meet agreed upon delivery schedules. The Company has had informal discussions with NHS regarding the possible delays in licensure and product delivery and believes that, based on these discussions and the strong profile demonstrated by NeisVac-C(TM) in clinical trials, the NHS would be willing to reschedule deliveries through the end of 2000 for the entire 3 million doses, without penalty, if the regulatory approval for NeisVac-C(TM) is issued within a few months of April 2000, although there can be no assurances in this regard. If the NHS significantly reduces the number of doses purchased or terminates the contract, the Company would experience substantially greater losses and its cash resources (and its ability to invest in research and development) would be severely impacted.

      See "Risk Factors - Risk Related to Significant Level of Indebtedness," "Risk Factors - Risk Associated with Lack of Availability of Capital," "Risk Factors - No Assurance of Effective Marketing," and "Risk Factors - Risks Associated with Limited Production Capacity."

      NO ASSURANCE OF EFFECTIVE MARKETING. The Company sells Certiva(R) to government purchasers in the United States through a small internal salesforce. Under a distribution agreement, Abbott Laboratories previously marketed Certiva(R) to private physicians and managed care markets in the United States; however, Abbott terminated the agreement in September 1999. The Company is currently selling Certiva(R) to non-government purchasers in the United States through wholesale distributors. There can be no assurance that the Company will successfully implement its sales and marketing strategies, particularly with respect to the private physician and managed care markets given the limited size of its internal salesforce.

      Factors affecting commercial success of the Company's vaccines in the United States include:

      o establishing the Company as an effective and reliable supplier of vaccines,
      o establishing efficient and consistent production of sufficient quantities of vaccine,
      o   establishing effective distribution channels,
      o maintaining an identity and reputation for the Company and its products, and

      o increasing awareness among pediatricians of the safety and efficacy of the Company's vaccines, and
      o   distinguishing the Company's products from those of its competitors.

      In addition, the Company has entered into supply, marketing and distribution agreements with Statens Serum Institute ("SSI") under which SSI has to market certain of the Company's products, such as Certiva(R)-EU and the DTaP-IPV vaccine, in SSI's Territory. The Company does not currently have a salesforce or partner to market products in the European countries not included in SSI's Territory. Although the national marketing authorization for the sale and distribution of its DTaP-IPV vaccine in German and Austria has been completed, the Company and Chiron-Behring terminated at the end of 1999 the distribution agreement for sales within these countries. The Company is considering possible arrangements with distributors to market the Company's products in these territories, although no formal agreements have been complete. Consequently, the Company's revenues from product sales in Europe and other territories depend upon the timing, implementation and effectiveness of the sales, marketing and distribution efforts of others. In addition, the Company may not be successful in negotiating and executing additional marketing and/or distribution agreements with any other third parties and these other third parties may be unable to market the Company's products successfully.

      RISKS ASSOCIATED WITH LIMITED PRODUCTION CAPACITY. The Company has only one manufacturing facility through which it alternates production of its various products, such as Certiva(R) and NeisVac-C(TM). Given that products may not be manufactured concurrently in the facility, the Company may experience shortages of supply for commercial products if inventories are not sufficient to carry over until the next scheduled production cycle for each product. This may result in the loss of sales for that product. NeisVac-C(TM) is presently in commercial production in the manufacturing facility, so the Company will only have its current limited inventories of Certiva(R) and aP vaccines available for commercial sale until such time as lots of those products are manufactured and released for sale.

      The Company's manufacturing facility also has limited production capacity based on the present size, configuration, equipment, processes and methods used to produce its products. In addition, production expenses are mainly fixed and consist primarily of expenses relating to the operation of its production facilities and maintaining a ready work force. Further, from time to time, the Company experiences disruptions and production failures. These disruptions and failures increase unit production costs as units are lost in the production process. These factors have contributed to higher production costs for the Company's acellular pertussis products, which costs currently exceed their respective net selling prices. In addition, the Company is commencing the production of NeisVac-(TM) in this facility on a commercial scale, and there can be no assurances that there will not be disruptions or product failures.

      In order to address production limitations for Certiva(R) and its aP vaccines, the Company has implemented a two-step capacity enhancement program. First, the Company has modified its existing facilities and operations in a manner intended to expand production capacity and efficiency. The Company filed the appropriate documentation with the FDA in the fourth quarter of 1999 in seeking the approval for these enhancements; however, there can be no assurances that such approval will be granted by the FDA or that FDA review will not involve delays that would adversely affect the Company's ability to market Certiva(R) made with these enhancements. See "Risk Factors - Government Regulation; Regulatory Approvals." The second step is to eliminate bottlenecks and streamline and strengthen the product testing and release process, thereby reducing production disruptions and failures and enhancing the reliability of the production process. This work will continue to be performed off-line during the first half of 2000, while NeisVac-C(TM) is being produced in the manufacturing facility. Upon completion of both of these programs, the Company expects that unit production costs (before filling and packaging) will be reduced. To date, the production costs for the Company's acellular pertussis products have exceeded their net realizable value, and there can be no assurances that the enhanced production and testing processes will increase capacity or lower the unit production costs, particularly in light of the increased filling and packaging costs associated with the decision to manufacture Certiva(R) without the preservative thimerosal.

      In addition, the Company's ability to timely and efficiently expand its production capacity depends, in large part, upon the following:

      o   adequacy of engineering designs,
      o   manufacturing experience with these enhancements,
      o   timeliness of regulatory review of modifications, and
      o   acceptability   of  the   modifications   to   applicable   regulatory
          authorities.

      The Company's plans to increase production capacity and output for Certiva(R) and its aP vaccines could be ineffective or may not result in production efficiencies that cover future production costs. Failure to increase production capacity and output could limit the Company's ability to meet market demand or achieve profitability.

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

      From time to time, the Company experiences disruptions and production failures. There is no assurance that the Company can adequately address such failures or that production failures will not continue in the future. These disruptions and failures:

      o   limit the Company's production capacity,
      o increase its production costs, which would affect the Company's prospects for profitability,
      o could have a negative impact on the Company's ability to meet commitments to provide product under its supply agreements; and
      o could have a negative impact on the Company's existing licenses for its products and delay or inhibit its ability to obtain additional regulatory approvals for its products.

      In addition, the Company may not consistently produce its vaccines in quantity and quality sufficient to achieve competitive commercial sales or profitability.

      The Company's manufacturing operations for NeisVac-C(TM), Certiva(R) and its acellular pertussis vaccine are located principally in one facility. Any condition or event that adversely affects the operation of this facility would have a material adverse effect on the Company's financial condition and future results of operations.

      DEPENDENCE ON SUPPLIERS. While the Company produces the pertussis component of Certiva(R) and the polysaccharide component for NeisVac-C(TM), it has purchased, and intends to continue to purchase, from SSI required diphtheria and tetanus toxoids and enhanced IPV for Certiva(R) and the combination vaccines and tetanus toxoids for NeisVac-C(TM). SSI may not fulfill the Company's requirements, its components may not be supplied on commercially reasonable terms, or it may experience difficulties in obtaining necessary regulatory approvals or disruptions in their production of diphtheria and tetanus toxoids or IPV. Any of the foregoing could significantly affect the Company's operations.

      In late March 2000, the Company was notified by SSI that SSI is seeking changes in the terms, primarily with regards to pricing and quantity, of its supply agreements with the Company. The Company currently does not know what specific changes are being requested and has scheduled a meeting with SSI to discuss its concerns.

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

      Certiva(R) currently competes in the United States with three other DTaP vaccines, and most, if not all, manufacturers of DTaP vaccines are expected to compete in the TdaP vaccine market. In addition, NeisVac-C(TM) is expected to compete in the United Kingdom against two other Group C meningococcal conjugate vaccines, one of which is already licensed there. If these competitors are successful in developing and marketing combination vaccines that include DTaP vaccines, these combination vaccines may gain market share at the expense of stand-alone DTaP vaccines, including Certiva(R). One of these competitors has licensed in the United States a vaccine that combines by reconstitution that company's Hib vaccine with its DTaP vaccine for administration at 15-18 months of age and that it continues to seek FDA approval for administration of this combination vaccine at two, four and six months of age. Another competitor has reported that it is in clinical trials for a DTaP-Hib combination vaccine. In addition, several competing DTaP vaccines and certain combination vaccines incorporating DTaP, IPV and/or Hib vaccines have been licensed for sale outside of the United States.

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

      GOVERNMENT REGULATION; REGULATORY APPROVALS. The Company's vaccine products, product development activities and manufacturing facilities and processes are subject to extensive and rigorous regulation by the United States Food and Drug Administration ("FDA"). FDA regulation includes preclinical and clinical testing requirements and inspection and approval processes. To date, the Company has received FDA approval for only one product.

      Commercial introduction of the Company's products in the United States currently requires a separate license for each product. Obtaining licenses can be costly and time consuming. There can be no assurance that the licenses will be granted, or that FDA review will not involve delays that would adversely affect the Company's ability to market products. There also can be no assurance that any products under development by the Company will demonstrate the safety or efficacy profiles necessary for regulatory approval, or that the Company's products under development or its production facilities will receive the requisite regulatory approvals and licenses in a timely fashion or at all.

      Moreover, FDA-granted licenses may impose limitations that affect the commercialization of the product, including limitations on product use and requirements for post-licensure testing. The FDA can withdraw approvals at any time by following appropriate regulatory procedures. The FDA can also limit or prevent the manufacture or distribution of the Company's products both in the United States and abroad and can require recalls of products. FDA regulations depend heavily on administrative and scientific interpretation and advisory committee determinations. Such interpretations, with possible prospective and retroactive effect, could adversely affect the Company. For example, recent assessments of the potential health risks related to mercury contained in food and drugs conducted by the FDA, in cooperation with the United States Environmental Protection Agency ("EPA"), have raised questions about the continued use of thimerosal in vaccines. In July 1999, the Company decided to follow the recommendations of these agencies and move toward the discontinued use of thimerosal in Certiva(R), which is licensed in multidose vials. This change has required the Company to file for regulatory approval on a thimerosal-free formulation of the product in single-dose syringes; however, there can be no assurances that such approval will be granted by the FDA or that FDA review will not involve delays that would adversely affect the Company's ability to market Certiva(R) made with these enhancements.

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

      VOTING CONTROL BY PRINCIPAL SHAREHOLDERS. The principal shareholders of the Company, BioChem and Dr. Phillip Frost, either directly or through affiliates, are parties to a shareholders' agreement requiring, among other things, that the Company's Common Stock covered by the agreement be voted together for the election of directors. As of January 31, 2000, these principal shareholders beneficially owned approximately 20.7 million shares of the Company's outstanding Common Stock, which represented approximately 52.7% of the then outstanding shares of the Company's Common Stock.

      VOLATILITY OF STOCK PRICE. The market prices for securities of many biotechnology and pharmaceutical companies, including the Company, have been highly volatile. Many factors have historically had, and are expected to continue to have, a significant impact on the Company's business and on the market price of the Company's securities, including:

      o   financial results,
      o announcements by the Company and others regarding the results of regulatory approval filings, clinical trials or other testing,
      o technological innovations or new commercial products by the Company or its competitors, government regulations,
      o   developments concerning proprietary rights,
      o public concern as to safety of vaccine and pharmaceutical products, and
      o   economic or other external factors.

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

      YEAR 2000 ISSUES. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management has completed a Company-wide program that prepared the Company's computer systems and programs for the Year 2000. To date, the Company has not experienced any Year 2000-related problems that could have a material adverse effect on the future results of operations or financial condition of the Company, and the Company is continuing to monitor its software and hardware systems for continued compliance; however, there can be no assurances that the Company will not experience future Year 2000-related problems. Additionally, the failure of suppliers and other companies doing business with the Company to maintain Year 2000 qualification in a manner compatible with the Company's systems could also have a material adverse effect on the Company.

(3) SIGNIFICANT ACCOUNTING POLICIES

      (a) BASIS OF ACCOUNTING AND CURRENCY. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S.") and are denominated in U.S. dollars, because the Company conducts the majority of its transactions in this currency. The application of Canadian GAAP would not result in material adjustments to the accompanying financial statements, except for the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, as discussed in Note 6 and the interest charge of $12.0 million in 1998 related to the issuance of the 4.5% Notes as discussed in Note 10. Under Canadian GAAP, the beneficial conversion feature of the 4.5% Notes would be assigned a value and reported as additional equity to be amortized to retained earnings ratably over the term of the 4.5% Notes rather than being charged to interest in the current period. The effect of foreign currency translation has been immaterial.

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

      (e) INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Beginning in the third quarter of 1998, costs to produce Certiva(R) for sale in the United States were capitalized. Production costs incurred in 1999 under a new but not regulatory approved process were expensed. Any production costs incurred in excess of net realizable value are expensed in the quarter in which they are incurred. Inventories consist of the following:


                                          1999        1998
                                          ----------------
                                            (in thousands)
                  Raw Materials         $2,371      $2,509
                  Work-in-process          745       1,024
                  Finished goods           169         534
                                       -------     -------
                                        $3,285      $4,067


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

      In July 1998, the Company received FDA approval to manufacture and market Certiva(R) in the United States. Under the FDA approval, Certiva(R) is indicated for active immunization against diphtheria, tetanus and pertussis (whooping cough) in infants and children six weeks to seven years of age. The Company produces the monocomponent acellular pertussis toxoid and formulates the final product with diphtheria and tetanus toxoids manufactured and supplied by SSI.

      In 1999 and 1998, the Company recognized revenues from sales of its acellular pertussis vaccine to SSI in Denmark of $2.4 million and $1.0 million, respectively, and has recognized revenue from sales of Certiva(R), primarily under a contract with the U.S. Centers for Disease Control and Prevention of $2.6 million and $1.2 million, respectively.

      (g) RESEARCH AND DEVELOPMENT COSTS. The Company expenses all research and development costs as incurred. Under Canadian GAAP, certain development costs should be deferred to future periods if certain criteria are met. No costs have been capitalized for Canadian GAAP purposes because the Company believes that the applicable deferral criteria have not been met.

      (h) DEPRECIATION AND AMORTIZATION. Prior to 1998, depreciation of property, plant and equipment, with the exception of leasehold improvements and an owned facility, was provided using an accelerated method over the estimated useful lives of the assets. The estimated useful lives are generally from five to seven years for machinery, equipment, and furniture. Leasehold improvements are amortized over the term of the lease. The Company's owned facility was being depreciated on a straight-line basis over twenty years. For property, plant and equipment purchased after 1997, depreciation is provided using the straight-line method over the estimated useful lives. The effect of this change in accounting principle is insignificant.

      (i) DEFERRED FINANCING COSTS. Deferred financing costs represent fees and other costs incurred in connection with the issuance of the 4.5% Notes and the 6.5% Notes. These costs are amortized over the term of the related debt using the effective interest rate method. Total accumulated amortization through December 31, 1999 and 1998 was $1,877,000 and $1,335,000, respectively. During the year ended December 31, 1999, the Company incurred $1.6 million of costs related to warrants issued to BioChem (See Footnote 11).

      (j) INCOME TAXES. The Company computes deferred tax assets or liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate.

      (k) BASIC AND DILUTED NET LOSS PER COMMON SHARE. In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company implemented SFAS No. 128 in 1997, retroactive for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at December 31, 1999, 1998 and 1997, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts are identical for all periods presented.

      (l) COMPREHENSIVE INCOME. In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company has implemented SFAS 130 beginning with the 1998 financial statements. The implementation of this standard did not result in a material impact to the Company's financial statements. The Company presents its comprehensive income in the statement of shareholders' equity.

      (m) SEGMENT REPORTING. In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company implemented SFAS No. 131 for the year ended December 31, 1998 and has determined that it currently does not have reportable segments. Product sales in the United States were approximately $2.6 million, $1.2 million, and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. Product sales to Europe were approximately $2.4 million, $1.0 million, and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing for the acellular pertussis vaccine component, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.


(4)  PRODUCTION, DEVELOPMENT, AND MARKETING CONTRACTS

      (a) In October 1999, the NHS committed to purchase 3 million doses in 2000 of NeisVac-C(TM), the Company's group C meningococcal conjugate vaccine. This commitment is contingent on regulatory approval of NeisVac-C(TM) by the appropriate U.K. regulatory authorities. The NeisVac-C(TM) contract is expected to generate gross revenue of approximately $64 million in 2000. The Company filed an application for approval of NeisVac-C(TM) with the U.K. regulatory authorities in the first quarter of 2000. Following a review, approval is anticipated in the second quarter of 2000, with initial product shipments scheduled for the second quarter of 2000. Should the Company receive approval and be unable to comply with the delivery terms of the NHS agreement, it may be required to reimburse the NHS and its affiliates for any costs associated with delays caused by the Company should the Company be unable to meet agreed-upon delivery schedules.

      In order to produce  NeisVac-C(TM)  under the NHS  contract,  the  Company suspended production of its acellular pertussis vaccine in 1999 in its production facility until it has produced sufficient quantities of NeisVac-C(TM).

      (b) AGREEMENTS WITH AVENTIS PASTEUR (FORMERLY PASTEUR MERIEUX CONNAUGHT). Under a 1995 clinical development agreement and license agreements with Aventis Pasteur, the parties agreed to jointly develop the Company's new conjugate vaccine against Group B meningococcus for both adult and pediatric indications. The Company recognized $4 and $6 million of research and development revenue for non-refundable payments made by Aventis Pasteur in 1996 and 1997, respectively. In 1999, the Company recognized $5.1 million of revenue for reimbursable costs in connection with the clinical development agreement. In February 2000, Aventis Pasteur notified the Company that it was exercising its option to terminate the license and clinical development agreements.

      (c) AGREEMENT WITH ABBOTT. In 1996, the Company and Abbott signed an agreement under which Abbott would market Certiva(R), the Company's DTaP vaccine, when approved by the FDA. With FDA approval of Certiva(R) in July 1998, Abbott began marketing Certiva(R) to private physicians and managed care markets in the United States for immunization of infants and children. In accordance with the terms of the agreement, Abbott terminated the agreement in the third quarter of 1999. The Company is marketing to government purchasers, including state governments and the Centers for Disease Control and Prevention, and with the termination of the Abbott agreement it began selling Certiva(R) to private physicians and managed care organizations.

      On execution of the agreement, the Company received $13 million of which approximately $6.3 million represented payment for 350,000 shares of the Company's common stock, and the balance represented a marketing fee and clinical development funding. Abbott provided the Company with clinical development funding. Amounts received for clinical development to be expended in the future by the Company were recorded as deferred revenue. The Company received $3 million in 1997 for clinical development funding. The Company was to receive payments upon achievement of prescribed milestones. The Company recognized $850,000 and $5.2 million of revenues under this contract in 1999 and 1998, respectively, including a milestone payment associated with the FDA approval of Certiva(R) in 1998. Under the agreement, the Company paid $750,000 to support and enhance Abbott's promotional and advertising program in 1998.


(5) PROPERTY, PLANT, AND EQUIPMENT

      Property, plant and equipment were recorded at cost and consisted of the following components:

                                                            As of December 31,
                                                            ------------------
                                                              1999      1998
                                                              --------------
                                                              (in thousands)

            Property, plant and equipment:
              Land                                          $     -     $498
              Building and improvements                           -    2,443
              Machinery, equipment and laboratory fixtures   47,188   43,806
              Leasehold improvements                          8,317    8,293
              Office furniture, equipment and software        4,320    4,915
                                                             ------   ------
                                                             59,825   59,955
                                                             ------   ------

            Accumulated depreciation and amortization:
              Building and improvements                           -      372
              Machinery, equipment and laboratory fixtures   31,371   26,382
              Leasehold improvements                          5,563    4,899
              Office furniture, equipment and software        3,223    2,987
                                                             ------   ------
                                                             40,157   34,640
                                                             ------   ------
            Property, plant and equipment, net              $19,668  $25,315


      In September 1999, the Company completed a sale/leaseback of its only owned facility. The approximately 31,000 square foot facility, which is used as a warehousing and testing facility, was sold for approximately $2.1 million with a loss on the sale of $378,000.

      In 1996, the Company entered into an agreement which included the assumption of an operating lease of a 35,000 square foot manufacturing facility and the purchase and capital lease of equipment and leasehold improvements. See
Note 8 for further description of the transaction.

(6)  INVESTMENT IN AFFILIATE

      In 1999, the Company sold the remaining 125,000 shares of its investment in IVAX Corporation stock. The gross proceeds and the realized gain from the sales were $1.6 million and $952,000, respectively.

      In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As a result, the Company's investment in its affiliate is reflected at its current market value as of December 31, 1998, of $1.6 million (original cost of $629,000).

      The market values of these securities as of December 31, 1998, as disclosed on the accompanying consolidated balance sheet, were determined based on the closing prices for registered securities of IVAX on that date.


(7) OTHER CURRENT LIABILITIES

      Other current liabilities consisted of the following components:

                                                            As of December 31,
                                                            ------------------
                                                              1999      1998
                                                              --------------
                                                              (in thousands)

            Payroll and fringe benefits                   $ 3,458      $ 1,702
            Accrued interest                                1,069        1,103
            Accrued taxes                                     833        1,149
            Reserve for contract loss                         720          720
            Accrued consulting and professional fees          462          353
            Accrued costs of clinical trials                  245          216
            Other accrued liabilities                         421          605
                                                         --------      -------
              Total other current liabilities             $ 7,208      $ 5,848
                                                         ========      =======


(8)  RESTRICTED CASH AND OBLIGATIONS UNDER CAPITAL LEASE

      In connection with an operating lease for a 35,000 square foot development and production facility, the Company entered into an agreement that included the purchase and lease of equipment and leasehold improvements. As part of the operating lease, the Company assumed the underlying real estate leases which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, there are certain financial covenants that obligate the Company to maintain certain cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes), and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit decreases on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $3.2 million at December 31, 1999. The letter of credit will expire by its terms on November 1, 2000, at which time approximately $1.6 million will be released to the Company.


(9) COMMITMENTS AND CONTINGENCIES

      (a) OPERATING LEASES. The Company has extended its lease agreement for its production facility through February 28, 2009. The Company has the option of further extending this lease for an additional ten years. Under the terms of the lease of this facility, the lessor reimbursed the Company for $625,000 of improvements made to the property. This reimbursement has been reflected as a deferred rent credit, which was amortized over the initial base term of the lease which expired February 28, 1999. The lease provides for minimum annual escalations of the base rent. These escalations were recorded as expense ratably over the term of the lease.

      In September 1999, the Company completed a sale/leaseback of its only owned facility. The approximately 31,000 square foot facility, which is used as a warehousing and testing facility, was sold for approximately $2.1 million with a loss on the sale of $378,000. The lease for the facility is for an initial term of ten years, with two five-year renewal options. The initial base annual rent under the lease is approximately $237,000 with minimum annual escalations.

      The Company has terminated its lease for certain office space that it had leased through December 31, 2000.

      As discussed in Note 8, in 1996 the Company assumed a lease to rent 35,000 square feet of space for a development and production facility through February 1, 2001, with two five-year renewal options. The lease provides for minimum annual escalations of the base rent.

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

      Minimum future lease payments under all leases, exclusive of real estate tax escalations, are as follows:

                     YEARS ENDING
                     DECEMBER 31,
                     ------------
                     (in thousands)

                     2000                $ 2,054
                     2001                  1,745
                     2002                  1,719
                     2003                  1,766
                     2004                  1,813
                     Beyond                7,082
                                        --------
                        Total            $16,179
                                        ========

      Total rent expense was  $2,086,000,  $1,620,000,  and  $1,232,000 in 1999,
1998, and 1997, respectively.

      (b) CAPITAL LEASE. In connection with the operating lease agreement described in Note 8 that was entered into in 1996, the Company also entered into an agreement that included the purchase and lease of equipment and leasehold improvements. The total acquisition cost was approximately $24.9 million, which included a cash payment of $17.2 million. The balance of $7.7 million was financed through an equipment lease obligation which expires on November 1, 2000, at which time the Company may purchase the equipment at the greater of its then fair market value or approximately $770,000. In 1997, the Company disposed of approximately $457,000 of this equipment recognizing a non-cash loss of approximately $97,000. The equipment lease has been accounted for as a capital lease for financial reporting purposes, with monthly payments of approximately $173,000. As of December 31, 1999, the total obligation under this capital lease was $2.4 million. Total depreciation expense associated with equipment under the capital lease was approximately $1.9 million, $2.7 million and $4.1 million for 1999, 1998 and 1997, respectively. Under the equipment lease agreement there are financial covenants that obligate the Company to maintain certain minimum cash and investment balances, a minimum tangible net worth and certain other financial ratios. As discussed in Note 8, in 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit decreases on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $3.2 million at December 31, 1999. The letter of credit will expire by its terms on November 1, 2000. Minimum future lease payments remaining in 2000 are $2,495,000, which includes interest of $139,000. The Company also entered into a financing agreement of capital lease of scientific equipment in the first quarter of 1999.

      Minimum future (capital) lease payments are as follows:

                     YEARS ENDING
                     DECEMBER 31,
                     ------------
                     (in thousands)

                     2000 (includes interest of $150)       $ 2,550
                     2001 (includes interest of $6)              54
                     2002 (includes interest of $1)              32
                                                            -------
                        Total                                 2,636
                     Less interest component                  (157)
                                                            -------
                        Total principal payments            $ 2,479
                                                            =======

      (c) FILLING CONTRACT. The Company has entered into an agreement with a contractor to fill doses of its Meningitis C vaccine for sale under a contract with the NHS. The agreement obligates the Company to fill its vaccine requirements prior to November 9, 2000. Should the Company terminate this agreement prior to meeting its obligation under this agreement, it will be required to pay liquidating damages to the contractor. The damages would be approximately $2.9 million should no vaccine be filled and would decrease on a sliding scale as the obligations are met.

      (d) CONTINGENCIES. In prior years, the Company was awarded various cost-plus-fixed-fee contracts by the National Institute of Child Health and Human Development ("NICHD"). Performance under these contracts was completed in

1993. Provisional payments to the Company under cost-reimbursable contracts are subject to adjustment upon completion of audits of reimbursable costs by the NICHD. In the opinion of management, adjustments, if any, resulting from the audits of the contracts are not expected to have a material adverse impact on the Company's financial position or future results of operations.

      In March 2000, the Company settled a claim filed by its former president. The Company has agreed not to disclose the terms of the settlement. The settlement will not have a materially adverse impact on the Company's financial position or results of operations.

      The Company is, and from time to time becomes, involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no other material legal proceedings pending against the Company.

(10) CONVERTIBLE DEBT

      In November 1998, the Company completed a $25 million financing through the private placement of 4.5% Notes. BioChem and Dr. Frost, affiliates of the Company, purchased 4.5% Notes in the aggregate principal amount of $9 million and $4.25 million, respectively. In addition, Societe financiere d'innovation inc. ("Sofinov") purchased 4.5% Notes in the aggregate principal amount of $6.25 million. Denis Dionne, a director of the Company, is the President of Sofinov.

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

      In May 1996, the Company completed an offering of 6.5% Notes in the principal amount of $86.25 million due May 1, 2003. The net proceeds from this offering were approximately $82.7 million. Interest on the notes is payable semi-annually on May 1 and November 1 of each year. The 6.5% Notes are convertible into common shares of the Company at the conversion price of approximately $24.86 per common share. The 6.5% Notes are subordinated to present and future senior indebtedness of the Company and will not restrict the incurrence of future senior or other indebtedness by the Company. The 6.5% Notes are redeemable, in whole or in part, at the option of the Company on or after May 1, 1999, at certain pre-established redemption prices plus accrued interest. Upon a change in control, the Company is required to offer to purchase all or part of the notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price is payable in cash or, at the option of the Company, in common shares. In December 1997, the Company issued 101,207 shares of common stock upon conversion of the $2,516,000 principal amount of notes. In June 1999, the Company retired $8.4 million of the 6.5% notes in exchange for 550,000 shares of its common stock. The conversion generated a non-cash debt conversion expense in 1999 of $940,000.

(11) LINES OF CREDIT

      In July 1999, the Company obtained from a bank a $6 million revolving line of credit originally maturing December 31, 1999. The interest rate on borrowings under the line of credit is LIBOR plus 265 basis points. BioChem, an affiliate of the Company, has provided the guarantee of the line of credit, which will remain in place for a maximum of two years, unless there is a change of control such as the contemplated acquisition by Baxter. Upon drawing down on the line of credit by the Company, BioChem was entitled to receive warrants to purchase up to a total of 750,000 shares of the Company's Common Stock. The warrants were issued by the Company ratably as it drew down under the line of credit. Each warrant has a term of two years from the date of issuance. The per share exercise price under the warrant is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on June 28 and ended on July 2, 1999. Each warrant contains anti-dilution provisions and registration rights among other provisions. The Company drew down the $6 million in 1999, under the revolving line of credit and accordingly issued warrants to purchase 750,000 shares of Common Stock to BioChem.

      The Company recognized approximately $1.6 million of interest expense calculated using the Black-Scholes pricing model based upon the issuance of these warrants to purchase up to 750,000 shares of common stock. The Company recognized interest expense for the period beginning at the issuance date of the warrants and ending on December 31, 1999, the original repayment date for the line of credit. The line of credit has been extended through May 31, 2000.

      Upon reaching a definitive acquisition agreement with Baxter in November 1999, the Company finalized terms relating to a secured revolving line of credit from Bank of America, N.A., which is guaranteed by Baxter. The credit line is for $30 million at an interest rate of LIBOR plus .625% and has a maturity of March 31, 2000. The line of credit is secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables. The Company may be required to repay any borrowed funds under the facility on March 31, 2000. There are no assurances that the Company would be able to obtain additional financing to repay the loan or that such financing, if obtained, would be adequate to fund the ongoing operations of the Company.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reported in the Company's consolidated balance sheets at December 31, 1999 and 1998, for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and lines of credit approximate fair values due to the short maturity of those instruments. Management believes the carrying value of the 4.5% Notes and the capital lease obligation approximate fair value. At December 31, 1999, management estimates the fair value of the 6.5% Notes at approximately $59 million as determined by a review of a December 31, 1999 trade of the 6.5% Notes.

(13) INCOME TAXES

      The operations of the Company are taxed under Canadian income tax laws and the operations of its United States branch are taxed under United States income tax laws subject to applicable treaty provisions for the avoidance of double taxation. The Company's wholly owned subsidiaries, American Vaccine Corporation and AMVAX, Inc. ("AMVAX"), are both taxed under United States income tax laws.

      In 1999, 1998 and 1997, the Company incurred a loss for income tax reporting purposes in Canada and the United States.

      The components of the net deferred tax assets consisted of:

                                                            AS OF DECEMBER 31,
                                                            ------------------
                                                          1999            1998
                                                          --------------------
                                                             (in thousands)

            Deferred tax assets:
            Net operating loss carryforwards           $65,057        $48,348
            Accrued intercompany interest                7,597          6,046
            Depreciation and amortization                3,194          2,581
            Inventory cost capitalization                  827              -
            Reserve for contract loss                      278            278
            Deferred rent                                   17              7
            Other                                        2,602          3,240
                                                         -----        -------
              Total deferred tax assets                 79,572         60,500

            Deferred tax liabilities:
            Historical accrual to cash difference            -          (745)
            Investments in affiliates                        -          (312)
                                                      --------       --------
              Total deferred tax liability                   -        (1,057)
                                                      --------       --------

            Net deferred tax assets before allowance    79,572         59,443
            Less:  Valuation allowance                (79,572)       (59,443)
                                                      --------        -------
            Net deferred tax assets                   $      -       $      -
                                                      ========       ========

      The Company has determined that $79.6 million in 1999 and $59.4 million in 1998 of net deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets.

      At December 31, 1999, the Company had net operating loss carryforwards of approximately $167.6 million. Of this consolidated total, approximately $52.4 million of the Company's net operating loss carryforwards are available to offset future Canadian-sourced taxable income, if any. These loss carryforwards expire between 2000 and 2006. Of the remaining balance, American Vaccine and AMVAX had net operating loss carryforwards of approximately $114.3 million and $911,000, respectively, available to offset future United States taxable income, if any. These loss carryforwards expire between 2003 and 2019.

      The net operating loss carryforwards available to be used in any given year may be limited due to significant changes in ownership interests resulting from future stock issuances or other changes in equity interests.


(14) INDEMNIFICATION AGREEMENT

      In connection with the Merger described in Note 1, certain shareholders of American Vaccine with significant ownership interests were required to file gain recognition agreements with the United States Internal Revenue Service. Under the terms of the gain recognition agreements, these shareholders have agreed to amend their income tax returns for 1990 if the Company disposes of substantially all of the stock or assets of American Vaccine prior to the end of 2000. With those amended returns, the shareholders will be required to pay tax based on the difference between their basis in American Vaccine stock and the value, at February 28, 1990, of the Company stock received in the Merger, plus interest from the time of the Merger to the disposition of American Vaccine stock or assets by the Company.

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

      The ultimate amount of this potential liability, if any, is not presently determinable but will be based on the amount of gain, interest rates in effect during the period, and the length of time between the consummation of the Merger and the event triggering the gain recognition. Based on current interest rates, the Company estimates that, in the event that the gain recognition would have occurred at December 31, 1999, its obligations to the affected shareholders could approximate $15.7 million.


(15) LICENSE AGREEMENTS

      Certain of the conjugate vaccine-related technologies transferred to the Company by BioChem in connection with the Merger are licensed under two agreements with the National Research Council of Canada (the "NRC"), a Canadian federal governmental agency. Under these license agreements, the Company will be required to pay royalties to the NRC on all sales of such licensed products and related services. Certain minimum annual royalties are payable irrespective of the volume of sales of such products and services. BioChem has agreed to reimburse the Company for 10% of these minimum annual royalties. BioChem's share of minimum annual royalties was less than five thousand dollars in each of the last three years. The NRC has the right to terminate the license agreements under certain specified conditions including if it concludes that all reasonable efforts are not being used to develop and commercialize the technologies.

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


(16)  SHAREHOLDERS' EQUITY

      (a) PREFERRED STOCK. Preferred shares are nonvoting (other than as required by law) and may be issued in one or more series. The Company has issued shares of Series A preferred stock, which are convertible, at the option of the holder, into common stock on the basis of two shares of common stock for each share of preferred stock held. The preferred stock had a liquidation preference of Can. $2.50 per share or U.S. $3.5 million in the aggregate at December 31, 1999. The conversion ratio is subject to adjustment for certain dilutive events.

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

      (d) 1997 SHARE OPTION PLAN. In 1997, the Company adopted the North American Vaccine, Inc. 1997 Share Option Plan (the "1997 Plan"), which provides for the issuance of up to 5,000,000 shares of its common stock to officers, directors, employees and consultants. The 1997 Plan, which expires in December 2007, provides that options be granted at no less than market value on the date of the grant and may have a term of up to 10 years. Upon a change of control of the Company, all outstanding stock options granted under the 1997 Share Option Plan become fully exercisable.

      The following table summarizes option activity outside of any formal stock option plan and under the 1990 Plan, the 1995 Plan and the 1997 Plan for the period from December 31, 1996, through December 31, 1999:


                                          Number of Shares
                                          ----------------
                                   1990 Plan  1995 Plan  1997 Plan  Non-Plan    Exercise   Wtg.Avg.
                                    Options    Options    Options    Options      Price   Exer.Price
                                   -----------------------------------------------------------------

Balance at December 31, 1996       1,199,682   499,500         --    115,624 $ 2.92-21.50  $ 11.59
Granted                              150,000   500,500         --         --  11.13-24.50    18.69
Exercised                          (230,964)  (19,291)         --   (57,812)   9.00-13.88     9.66
Expired or canceled                (153,069)  (67,738)         --         --   9.13-24.50    14.68
                                   ---------------------------------------------------------------
Balance at December 31, 1997        965,649    912,971         --     57,812   2.92-24.50    13.93

Granted                                  --     60,000    879,700         --   8.75-19.94     9.96
Exercised                         (368,938)    (3,365)         --         --   9.00-13.88    12.44
Expired or canceled               (200,603)  (146,207)         --         --   9.00-24.50    14.52
                                   ---------------------------------------------------------------
Balance at December 31, 1998        396,108    823,399    879,700     57,812   2.92-24.50    12.37

Granted                                  --    100,000    138,300         --   5.25-20.25    11.75
Exercised                                --         --         --     57,812         2.92     2.92
Expired or canceled               (347,387)  (271,531)  (187,934)         --   8.75-24.50    12.74
                                   ---------------------------------------------------------------
Balance at December 31, 1999         48,721    651,868    830,066         --   5.25-24.50    12.29


      At December 31, 1999, under the 1990 Plan, outstanding options to purchase an aggregate of 48,721 common shares were exercisable at $9.13 per share, and no options were available for grant. At December 31, 1999, under the 1995 Plan, options to purchase an aggregate of 581,246 common shares were exercisable at prices ranging from $11.25 to $24.50 per share (weighted average exercise price per share of $16.14), and 325,476 options were available for grant. At December 31, 1999, under the 1997 Plan, options to purchase an aggregate of 233,928 common shares were exercisable at prices ranging from $8.75 to $10.63 per share (weighted average exercise price per share of $9.42) and 4,169,934 options were available for grant.

      The weighted-average per share grant date fair value of options granted during 1997 for the 1990 Plan was $13.16. The weighted-average per share grant date fair value of options granted during 1999, 1998 and 1997 for the 1995 Plan was $0.52, $10.62, and $12.32, respectively. The weighted-average per share grant date fair value of options granted during 1999 and 1998 for the 1997 Plan was $3.91 and $5.49, respectively.

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

      (f) 1995 NON-EMPLOYEE DIRECTOR AND SENIOR EXECUTIVE STOCK OPTION PLAN ("1995 SESOP"). In 1995, the Company adopted the 1995 SESOP, which provides for the issuance of up to 500,000 shares of its common stock to all the Company's non-employee directors, and its senior executives who are residents of Canada. Under the 1995 SESOP, which expires in March 2000, options were granted automatically to each non-employee director annually on January 1. The 1995 SESOP requires that the exercise price must not be less than the market value of the stock at the date of grant. Options issued to non-employee directors vest ratably over a period of three years and expire ten years from the date of grant. Upon a change of control of the Company, all outstanding stock options granted under the 1995 SESOP become fully exercisable.

      (g) 1999 NON-EMPLOYEE DIRECTOR AND SENIOR EXECUTIVE STOCK OPTION PLAN ("1999 SESOP"). In 1999, the Company adopted the 1999 SESOP, which provides for the issuance of up to 650,000 shares of its common stock to all the Company's non-employee directors, and its senior executives who are residents of Canada. Under the 1999 SESOP, which expires in January 2009, options are granted automatically to each non-employee director annually on January 1. The 1999 SESOP requires that the exercise price must not be less than the market value of the stock at the date of grant. Options issued to non-employee directors vest ratably over a period of three years and expire ten years from the date of grant. Upon a change of control of the Company, all outstanding stock options granted under the 1999 SESOP become fully exercisable. No options were granted under the plan as of December 31, 1999, and the plan was suspended indefinitely in December 1999, and accordingly no options were granted in January 2000.

      The following table summarizes option activity under the 1990 SESOP plan and the 1995 SESOP plan from December 31, 1996, through December 31, 1999:


                                   1990          1995
                                  SESOP          SESOP            Exercise Price         Wtg.Avg.
                               Plan Options   Plan Options      Can.$       U.S. $  Exer.Price(U.S.)
                               ------------------------------------------------------------------

   Balance at December 31, 1996   490,000        120,000 $11.75-15.10  $8.58-14.13   $ 10.82
   Granted                             --        130,000           --        24.38     24.38
   Exercised                    (190,000)             --  12.88-15.10   9.01-10.56     10.31
   Expired or canceled                 --             --           --           --        --
                               -------------------------------------------------------------
   Balance at December 31, 1997   300,000        250,000  11.75-14.56   8.22-24.38     13.83

   Granted                             --        130,000           --        24.94     24.94
   Exercised                     (90,000)             --  12.88-14.56    8.42-9.52      8.54
   Expired or canceled                 --       (20,001)           --  14.13-24.94     22.95
                               -------------------------------------------------------------
   Balance at December 31, 1998   210,000        359,999  11.75-14.56   7.68-24.94     16.57

   Granted                             --        130,000           --         8.88      8.88
   Exercised                           --             --           --           --        --
   Expired or canceled          (100,000)        (9,999)        14.56  10.08-24.38     10.26
                               -------------------------------------------------------------
   Balance at December 31, 1999   110,000        480,000        11.75   8.14-24.94     16.14

      At December 31, 1999, under the 1990 SESOP, 110,000 options were exercisable at Can. $11.75 (U.S. $8.14 ) per share and no options were available for grant under the 1990 SESOP. At December 31, 1999, under the 1995 SESOP, 229,988 options were exercisable at prices ranging from U.S. $14.13 to U.S. $24.94 per share (weighted average U.S. price of $19.57), and 20,000 options were available for grant. The weighted-average per share grant date fair value of options granted during 1999, 1998 and 1997 for the 1995 SESOP plan was U.S. $6.51, $16.96, and $15.92, respectively.

      (h) STOCK BASED COMPENSATION PLANS. The Company applies the intrinsic value based method of accounting pursuant to APB Opinion No. 25, "Accounting For Stock Issued To Employees," and related interpretations for option grants under its stock based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for the Company's five stock option plans been determined on the fair value based method of SFAS 123, "Accounting for Stock-Based Compensation," at the grant dates for awards under these plans, the Company's net loss and loss per share for 1999, 1998 and 1997 would have been $52.6 million or a loss of $1.61 per share, $61.0 million or a loss of $1.90 per share, and $49.3 million or a loss of $1.56 per share, respectively.

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

      Pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: risk-free interest rates of 6.43 percent for the 1990 Plan option extensions, 5.50-6.99 percent for the 1995 Plan options, 4.34-6.25 percent for the 1997 Plan options, and 4.34-6.79 percent for the 1995 SESOP options; no expected dividend yields; expected lives of 4 years for the 1990 Plan option extensions, between 1.5 and 8 years for the 1995 Plan options, between 1.5 and 8 years for the 1997 Plan, and 8 years for the 1995 SESOP options; and expected volatilities of 78, 65 and 58 percent. Of the 2,120,655 options outstanding at December 31, 1999, 1,203,883 options have a weighted average remaining contractual life of approximately 5.8 years. All of these options are exercisable. The remaining 916,772 options have a weighted average remaining contractual life of approximately 8.7 years.

(17) RETIREMENT AND SAVINGS 401(K) PLAN AND TRUST

      The Company's Retirement and Savings 401(k) Plan and Trust (the "Plan") became effective April 1, 1991. The Plan is a qualified profit-sharing plan with a cash or deferred compensation arrangement and discretionary matching contributions. Under the Plan, eligible employees may elect to contribute to the Plan by salary deferrals up to an annual limit, which is the lesser of 20 percent of a participant's annual compensation or the maximum allowed by law, and the Company may contribute matching amounts as provided by the Plan. Salary deferrals and matching contributions are vested immediately. The Company's matching expense, contributed in the form of the Company's common stock, was $243,000, $309,000, and $251,000 for 1999, 1998, and 1997, respectively.

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

(18) RELATED-PARTY TRANSACTIONS

      In the Merger, as discussed in Note 1, the Company and BioChem granted to each other a one time demand registration right (with expenses to be paid by the party exercising the registration right) and certain piggy-back registration rights, through January 17, 1995. In connection with a proposed offering of the Company's stock in 1994 by both BioChem and the Company, which offering was later withdrawn at BioChem's request, BioChem's one-time demand registration right was extended through January 17, 1998, and at that time was further extended to January 17, 2001.

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

      In 1998, the Company completed a $25 million financing through the private placement of an offering of 4.5% Notes. BioChem and Dr. Frost, affiliates of the Company, purchased 4.5% Notes in the aggregate principal amount of $9 million and $4.25, respectively. In addition, Sofinov purchased 4.5% Notes in the aggregate principal amount of $6.25 million. Denis Dionne, a director of the Company, is the President of Sofinov. See Note 10 for further details.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      Following is a list of the Company's directors:

       NAME                     AGE(1)         POSITION
       ----                     ------         --------
Neil W. Flanzraich                56      Director; Chairman
Francesco Bellini, Ph.D.          52      Director; Vice Chairman
Phillip Frost, M.D.               63      Director; Vice Chairman
Randal D. Chase, Ph.D.            50      Director; Chief Executive Officer and
                                          President
Alain Cousineau                   58      Director
Jonathan Deitcher                 53      Director
Denis Dionne                      50      Director
Gervais Dionne, Ph.D.             53      Director
Lyle Kasprick                     67      Director
Francois Legault                  43      Director
Richard C. Pfenniger, Jr.         44      Director
---------------------------
  (1) As of March 1, 2000.

      The Company's directors are elected at each annual meeting of the Company's shareholders and serve until the next annual meeting of shareholders or until their respective successors are duly elected and qualified, or their prior resignation or removal. There are no family relationships among any of the executive officers or directors of the Company. Under the terms of a Shareholders' Agreement, the Company's principal shareholders have agreed to vote together for the election of directors. See Item 13 - Certain Relationships and Related Transactions. Background information regarding each of the Company's directors is set forth below.

      NEIL W. FLANZRAICH: Director of the Company since October 1989 and Chairman since January 1995; Vice Chairman and President since May 1998 and a director since 1997 of IVAX Corporation ("IVAX") (pharmaceutical company); shareholder with law firm of Heller Ehrman White & McAuliffe and Chairman of the Life Sciences Group of that firm from September 1995 through May 1998; General Counsel, Senior Vice President and Secretary of Syntex (U.S.A.), Inc. (pharmaceutical company), a subsidiary of Roche Holding Ltd., from January 1995 to August 1995; General Counsel from January 1992 to December 1994, Co-General Counsel from August 1987 through January 1992, and Senior Vice President from June 1981 to December 1994 of Syntex Corporation, a pharmaceutical company acquired  by  Roche  Holding  Ltd.  at the  end of  1994;  Director  of  Whitman
Educational Group, Inc. (operator of degree and non-degree granting post-secondary schools) since 1997; and Director of Continucare Corporation (health-care management) since January 1998.

      FRANCESCO BELLINI, PH.D.: Director of the Company since October 1989 and Vice Chairman since June 1991; President from September 1986 to May 1998, Chief Executive Officer since October 1986 and Director since September 1986 of BioChem Pharma Inc.
("BioChem") (pharmaceutical company).

      PHILLIP FROST, M.D.: Director of the Company since October 1989 and Vice Chairman since December 1990; Chairman of the Board and Chief Executive Officer of IVAX since 1987 and President from July 1991 to January 1995; Chairman of Whitman Education Group, Inc. since 1992; Director of Northrop Grumman Corporation (aerospace company) since 1996; Vice Chairman and Director of Continucare Corporation since 1996; a trustee of the University of Miami since 1983; and a member of the Board of Governors of the American Stock Exchange since 1992.

      RANDAL D. CHASE, PH.D.: Chief Executive Officer and President of the Company since October 1998; President and Chief Executive Officer of Aventis Pasteur (Canada) (pharmaceutical company) from January 1996 to October 1998 and also served as a member of the Executive Committee for Aventis Pasteur (Worldwide), as Chairman of Aventis Pasteur (Mexico) and a member of the Board of Directors of Rhone-Poulenc Canada (a pharmaceutical company); and from July 1993 to January 1996, Dr. Chase was with QLT Phototherapeutics (a biotechnology company) holding various positions including: Director, President and Chief Executive Officer, and Vice President and Chief Operating Officer.

      ALAIN COUSINEAU: Director of the Company since October 1989; Chairman of the Board of Groupe SECOR Inc. (management consultants in corporate strategic planning) since February 1993 and President from September 1985 to February 1993; Partner of Groupe SECOR Inc. since July 1983; Director of Bioniche Life Sciences Inc. (biopharmaceutical company) since September 1996 and Heroux Inc. (manufacture and repair of aerospace and industrial products) since September 1999, both of which are public companies trading on the Toronto Stock Exchange.

      JONATHAN DEITCHER: Director of the Company since February 1990; Director and Vice President of RBC Dominion Securities (securities investment dealer) since May 1984; and Director of Renaissance Energy Ltd. (oil and gas
exploration) since 1982 and Vincor International Inc. (wine producer and retailer) since November 1993, both of which are public companies trading on the Toronto Stock Exchange.

      DENIS DIONNE: Director of the Company since October 1989; President of Societe financiere d'innovation inc. ("Sofinov"), a high technology investment fund that is a subsidiary of La Caisse de dep6t et placement du Quebec, since April 1996; and Senior Vice President, Economic Development and Strategic Investments from 1995 to March 1996, and Senior Vice President, Security and Investment from 1988 to March 1996, of Fonds de Solidarite des Travailleurs du Quebec, an investment fund.

      GERVAIS DIONNE, PH.D.: Director of the Company since May 1998; currently Chief Scientific Officer of BioChem; Executive Vice President, Research and Development of BioChem since November 1994; President and Chief Executive Officer of BioChem Therapeutics Inc. (pharmaceutical company) from February 1993 to November 1994; Vice President, Research and Development of BioChem from September 1986 to November 1994; Director of BioChem since 1991; Director of BioChem Therapeutics Inc. from 1993 to 1998; Director of GeneChem Technologies (investment fund) since May 1997; and Director of Scriptogen Pharmaceuticals Inc.

      LYLE KASPRICK: Director of the Company since October 1989 and Chairman from June 1991 to January 1995; private investor since March 1988; and, since June 1993, a member of the Board of Directors and the Investment Committee of the University of North Dakota Foundation.

      FRANCOIS LEGAULT: Director of the Company since June 1996; Executive Vice-President Corporate Development and Investments of BioChem since February 1997; Senior Vice President, Finance, Administration and Treasurer of BioChem, from February 1993 to February 1997; and Vice President, Finance and Treasurer of BioChem from 1987 to February 1993.

      RICHARD C. PFENNIGER, JR.: Director of the Company since 1992; Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. since March 1997 and Director since 1992; Chief Operating Officer of IVAX from May 1994 to March 1997; and Senior Vice President -- Legal Affairs and General Counsel of IVAX from 1989 to May 1994 and Secretary from 1990 to April 1994.

EXECUTIVE OFFICERS

      The following table identifies the executive officers of the Company and the positions that they hold. Officers of the Company are elected by the Board of Directors at the annual meeting thereof to hold office until successors are elected and qualified, or their prior resignation or removal.

      NAME (1)                   AGE (2)          POSITION
      ----                       ---              --------

Randal D. Chase, Ph.D. (3)        50       Chief Executive Officer and
                                             President
Stephen N. Keith, M.D., MSPH      47       Vice President - Marketing & Sales
Wayne Morges, Ph.D.               53       Vice President - Quality/Regulatory
                                            Affairs
Joan D.S. Fusco, Ph.D.            44       Vice President - Business
                                            Development
C. Jo White, M.D.                 45       Vice President - Clinical
                                            Development
Lawrence J. Hineline              43       Vice President - Finance
----------------------

(1) These persons are "executive officers" for purposes of the rules and regulations of the Securities and Exchange Commission.
(2) As of January 1, 2000.
(3) See background description under "Directors" above.

    Background information regarding each of the Company's senior management is set forth below:

      STEPHEN N. KEITH, M.D., M.S.P.H.: Vice President - Marketing and Sales of the Company since August 1995; from 1990 to 1995, Dr. Keith was with Merck & Co. (pharmaceutical company) holding various positions including: Senior Director, Merck-Medco Managed Care Division; Senior Customer Manager, U.S. Human Health Division; and Senior Director, Corporate Public Affairs.

      WAYNE MORGES, PH.D.: Vice President - Quality/Regulatory Affairs of the Company since January 1995; Vice President -- Manufacturing Operations of the Company from June 1994 to January 1995; and from 1981 to 1994, Dr. Morges was with Merck & Co. holding various positions including: Senior Director and Responsible Head, Biological Quality Control; Director, Biological Quality Control; Manager, Hepatitis Vaccines and Recombinant Products; and Manager, Biological Quality Control Technical Services.

      JOAN D.S. FUSCO, PH.D.: Vice President - Business Development of the Company since January 1997; Director of Business Development of the Company from 1995 to January 1997; and from 1991 to 1994, Dr. Fusco served in various scientific and research positions with the Company.

      C. JO WHITE, M.D.: Vice President -- Clinical Development of the Company since March 1999; Senior Vice President - Medical Affairs of Aviron (a biopharmaceutical/vaccine company) from September 1997 to January 1999; Vice President -- Clinical Development of the Company from February 1997 to September 1997; Vice President, Clinical Development of PPD Pharmaco, a clinical research organization from 1996 to January 1997; pharmaceutical industry consultant from 1995 to 1996; from 1987 to 1995, Dr. White was with Merck & Co. holding various positions including Senior Director, Clinical Research.

      LAWRENCE J. HINELINE: Vice President - Finance of the Company since November 1993.

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the American Stock Exchange (the "AMEX"), the exchange on which the Company's Common Stock is listed for trading. Executive officers, directors and greater than ten-percent shareholders (collectively, the "Reporting Persons") are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

      Based solely on review of the copies of such forms furnished to the Company, and written representations by the Reporting Persons received to date, the Company believes that with respect to the year ended December 31, 1999, all
Section 16(a) filing requirements applicable to the Reporting Persons were met, except that one monthly report, covering one transaction, was not timely filed by BioChem, an affiliate of the Company. The Company is not aware of any other exceptions.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

      SUMMARY COMPENSATION TABLE

      The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to (1) the Chief Executive Officer and President, (2) the four other most highly compensated executive officers of the Company for the year ended December 31, 1999 and (3) the Company's former Senior Vice President - Operations & Chief Operating Officer and former Senior Vice President - Legal Affairs & General Counsel (collectively, the "Named Officers").


                                        ANNUAL COMPENSATION
                                                                                LONG-TERM
-------------------------       ------------------------------------          COMPENSATION
                                                                                 AWARDS
-------------------------                                                    -------------
   NAME AND PRINCIPAL         YEAR    SALARY      BONUS       OTHER ANNUAL     SECURITIES     ALL OTHER
        POSITION                        ($)         ($)       COMPENSATION     UNDERLYING  COMPENSATION(2)
                                                                 (1)              OPTIONS         ($)
                                                                 ($)               (#)
---------------------------------------------------------------------------------------------------------

----------------------------
Randal D. Chase, Ph.D. (3)    1999   $212,954    $155,000 (4)    --              --             $5,427
Chief Executive Officer       1998     32,778       --           --           250,000              104
& President                   1997       --         --           --              --                --
----------------------------
Stephen N. Keith, M.D., MSPH  1999    222,346      20,000 (5)    --              --              5,427
Vice President -              1998    207,800       --           --            25,000            5,623
Marketing & Sales             1997    207,800       --           --            25,000            5,374
----------------------------
Wayne Morges, Ph.D.           1999    232,956      10,000 (5)    --              --              5,427
Vice President -              1998    215,700       --           --            25,000            5,623
Quality/Regulatory Affairs    1997    215,700       --           --            25,000            5,374
----------------------------
C. Jo White, M.D. (6)         1999    158,333      20,000 (5)    --            50,000            3,173
Vice President -              1998      --          --           --              --                --
Clinical Development          1997    109,486       --           --            50,000            1,503
----------------------------
Lawrence J. Hineline          1999    149,800      10,000 (5)    --              --              4,921
Vice President - Finance      1998    140,000       --           --            25,000            4,823
                              1997    140,000       --           --              --              4,778
----------------------------
Arthur Y. Elliott, Ph.D.      1999    173,823 (7)   --           --           137,500 (8)      155,206
Former Senior Vice            1998    283,000       --           --            37,500            5,623
President - Operations &      1997    283,000       --           --            37,500            5,374
Chief Operating Officer
----------------------------
Daniel J. Abdun-Nabi          1999    189,608 (9)   --           --              --              4,123
Former Senior Vice            1998    224,100       --           --            25,000            5,623
President - Legal             1997    224,100       --           --            37,500 (10)       5,374
Affairs & General Counsel
----------------------------

      (1) For 1999, 1998 and 1997 the aggregate amount of perquisites, and other personal benefits, securities or property for each Named Officer is not reportable under SEC rules because such amount is the lesser of either $50,000 or 10% of the total annual salary for each such Named Officer.

      (2) Amounts of All Other Compensation for 1999 includes (i) matching contributions made by the Company in fiscal 1999 to the Named Officer's retirement account under the North American Vaccine, Inc. Retirement and Savings 401(k) Plan and Trust ($5,000 for Drs. Chase, Keith, Morges, $2,850 for Dr. White, $4,494 for Mr. Hineline, $2,500 for Dr. Elliott and $3,750 for Mr. Abdun-Nabi), (ii) the Company's cost allocation of supplemental term life insurance ($427 for Drs. Chase, Keith, Morges and Elliott and Mr. Hineline, $323 for Dr. White, and $373 for Mr. Abdun-Nabi), and (iii) $152,279 in severance pay for Dr. Elliott. The matching 401(k) contributions were made in the form of the Company's Common Stock through September 1999 and are included in the table in Item 12 - Security Ownership of Certain Beneficial Owners and Management.

      (3)  Dr. Chase was first employed by the Company in November 1998.

      (4) Includes $80,000 performance bonus paid in 1999, as well as $75,000 paid in 1999 under a retention package for Dr. Chase, which provides for $50,000 upon signing of the Share Exchange Agreement, $25,000 per month for the months of December 1999 through April 2000 and $175,000 upon completion of the arrangement.

      (5) Represents payments made in 1999 under retention agreements made with 14 key employees, including officers (other than the Chief Executive Officer), for bonus payments equal to $690,000 in the aggregate. $140,000 of these payments were made upon signing of the Share Exchange Agreement, $180,000 will be paid upon completion of the arrangement and $370,000 is payable upon the first anniversary of the signing of the Share Exchange Agreement, in each case contingent upon continued employment, satisfactory performance, successful completion of key milestones and other customary conditions.

      (6) Dr. White was first employed with the Company from February 1997 to September 1997, and then she rejoined the Company in February 1999. See Item 10 - Directors and Executive Officers of Registrant - Executive Officers.

      (7) Dr. Elliott retired from the Company in June 1999 and received retirement payments equal to 6-months' salary, all payable in 1999.

      (8) In connection with his retirement, Dr. Elliott was granted extensions of three previously granted options to purchase a total of 137,500 shares of the Company's Common Stock. Also, the vesting schedule for one of those options was amended. No other terms of the options were changed. The extension was effective as of June 16, 1999. See "Compensation of Executive Officers - Option Grants in Last Fiscal Year."

      (9)  Mr. Abdun-Nabi resigned from the Company in September 1999.

      (10) In addition to the grant of a new option to purchase 37,500 shares of the Company's Common Stock under the Company's 1995 Share Option
           Plan, Mr. Abdun-Nabi was granted a five-year extension of a previously granted option to purchase 150,000 shares of the Company's Common Stock under the Company's former Share Option Plan, which option was originally scheduled to expire on March 18, 1997. No other terms of the option were changed. The extension was effective as of March 6, 1997.

      The Company has entered into retention agreements with 14 key employees, including officers (other than the Chief Executive Officer), for bonus payments equal to $690,000 in the aggregate. $140,000 of these payments were made upon the signing of the Share Exchange Agreement, $180,000 will be paid upon completion of the arrangement and $370,000 is payable upon the first anniversary of the signing of the Share Exchange Agreement, in each case contingent upon continued employment, satisfactory performance, successful completion of key milestones and other customary conditions. Randal Chase, the Chief Executive Officer and President of the Company, has a retention package with the Company that provides for payments of $50,000 upon signing of the Share Exchange Agreement, $25,000 per month for the months of December 1999 through April 2000, and $175,000 upon completion of the arrangement.

      OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information concerning individual grants and extensions of stock options made to the Named Officers during the year ended December 31, 1999. The Company has not granted any stock appreciation rights ("SARs").



                              INDIVIDUAL GRANTS                            POTENTIAL REALIZABLE VALUE
                 ---------------------------------------------             AT ASSUMED ANNUAL RATES OF
                                                                             STOCK APPRECIATION FOR
                                                                                 OPTION TERM(2)

                 NUMBER OF    % OF TOTAL
                 SECURITIES     OPTIONS
                 UNDERLYING    GRANTED TO
                  OPTIONS     EMPLOYEES IN     EXERCISE OR    EXPIRATION
NAME              GRANTED      FISCAL YEAR    BASE PRICE(1)      DATE           5%          10%
----             ----------   ------------    -------------      ----      ---------------------------
                     #              (%)          ($/SH)


C. Jo White      50,000(3)(4)      21.0%         $ 7.56        3/1/2009    $ 237,722   $ 602,435

Arthur Elliott   75,000(5)         31.5%         $13.88       6/30/2002      164,088     344,571
                 25,000(5)         10.5%         $20.25       6/30/2002       79,798     167,569
                 37,500(5)(6)      15.7%         $ 8.75       6/30/2002       51,721     108,609
                 ------            -----                                      ------     -------
                137,500            57.7%                                     295,607     620,749

(1) All of these options are out-of-the-money based on the $7.00 aggregate purchase price offered by Baxter under the Share Exchange Agreement.

(2) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the per share market price on the date of grant and an annual appreciation at the rate stated through the expiration date of the option. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock, overall market conditions and the optionholder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(3) This option was granted under the Company's 1997 Share Option Plan at fair market value and vest in three equal annual installments commencing one year after the date of grant.

(4) In the event of a change of control of the Company, the exercisability of each option shall be automatically accelerated so that each such option outstanding shall, immediately prior to the specified effective date of a change of control, become fully exercisable for all shares subject to the option. The events that trigger an acceleration of the options' exercisability are: (i) a third party acquires direct or indirect ownership of fifty percent (50%) or more of the combined voting power of the Company's then outstanding securities of the Company; (ii) any election has occurred of persons to the Board of Directors of the Company that causes two-thirds of the Company's Board of Directors to consist of persons other than (A) persons who were members of the Company's Board of Directors on January 1, 1997 and (B) persons who were nominated by the Company's Board of Directors for election as members of the Company's Board of Directors at a time when two-thirds of the Company's Board of Directors consisted of persons who were members of the Company's Board of Directors on January 1, 1997; provided, however, that any person nominated for election by the Board of Directors of the Company at least two-thirds of whom constituted persons described in clauses (A) and/or (B) above or by persons who were themselves nominated by such Board shall, for this purpose, be deemed to have been nominated by a Board composed of persons described in clause (A) above; or (iii) the shareholders of the Company approve (A) any statutory consolidation, merger or amalgamation of the Company in which the Company is not the surviving corporation (other than a merger or amalgamation of the Company in which the holders of shares of Common Stock immediately prior to the merger or amalgamation have the same proportionate ownership of the surviving corporation immediately after the merger or amalgamation), or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company to an entity that is not a wholly-owned subsidiary of the Company.

(5) In connection with his retirement, Dr. Elliott was granted a 24-month extension of the period for exercising two previously granted, vested options under the Company's 1995 Share Option Plan, which options were originally scheduled to expire on June 30, 2000, 12 months after Dr. Elliott's retirement. No other terms of the options were changed. The extensions were effective as of June 16, 1999.

(6) In connection with his retirement, Dr. Elliott was also granted a 33-month extension of the period for exercising a previously granted, unvested option to purchase 37,500 shares of Common Stock under the Company's 1997 Share Option Plan, which option was originally scheduled to expire on September 30, 1999, three months after Dr. Elliott's retirement. The vesting schedule was also amended so that options now vest as follows:
      12,500 shares as of June 16, 1999, 12,500 shares as of December 9, 2000 and 12,500 shares as of December 9, 2001. No other terms of the option were changed. The changes were effective as of June 16, 1999.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
      AND FISCAL YEAR-END OPTION VALUES

       The following table summarizes the value realized by any of the Named Officers who exercised options under the Company's former Share Option Plan in fiscal 1999, as well as the number and value of unexercised options held by each Named Officer as of December 31, 1999. As the Company has not issued any SARs, no SARs were exercised.


                                        NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                   SHARES              UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                  ACQUIRED           OPTIONS AT FISCAL YEAR-END   AT FISCAL YEAR-END (1)
                     ON      VALUE   --------------------------  -------------------------
      NAME        EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE EXERCISABLE UNEXERCISABLE
      ----        --------  -------- -----------   ------------- ----------- -------------
                     (#)      ($)         (#)           (#)          ($)          ($)

Randal Chase         --        --        83,333       166,667        --           --

Stephen Keith        --        --        94,999        25,001        --           --

Wayne Morges         --        --        49,999        25,001        --           --

C. Jo White          --        --            --        50,000        --           --

Lawrence Hineline    --        --        23,333        16,667        --           --

Arthur Elliott       --        --       112,500        25,000        --           --

Daniel Abdun-Nabi    --        --        75,000            --        --           --


(1) Values based only on (i) the number of options for which the exercise price was equal to or less than $4.50 (the closing price of the Company's Common Stock on the AMEX on December 31, 1999) and (ii) the difference between such closing price and such options' exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of the Compensation Committee for the Company's Board of Directors are Jonathan Deitcher (Chairman), Alain Cousineau and Denis Dionne. No member of the Compensation Committee is a current employee or a former or current officer of the Company or any of its subsidiaries. Denis Dionne is the president of Sofinov, which purchased the aggregate principal amount of $6.25 million of the 4.5% Convertible Secured Notes in the Company's $25 million financing completed in November 1998. See Item 13 - Certain Relationships and Related Transactions.

COMPENSATION OF DIRECTORS

      Employee directors do not receive additional compensation for serving on the Board of Directors. Non-employee directors received no cash compensation for their service as directors, except as described below. Directors receive reimbursement for the expenses that they incur in performing their services as directors.

      Non-employee directors have automatically received annual grants of stock options on January 1 of each year under the 1995 Non-Employee Director and Senior Executive Stock Option Plan (the "1995 SESOP"). Accordingly, on January 1, 1999, each non-employee director received an option to acquire: (i) 20,000 shares of the Company's Common Stock where the non-employee director was the Chairman of the Board or Vice Chairman of the Board; (ii) 5,000 shares of the Company's Common Stock for all other non-employee directors; and (iii) 5,000 shares of Company's Common Stock for each committee of the Board of Directors on which non-employee directors (other than the Chairman and Vice Chairman of the Board) serve. These options were all granted to such non-employee directors at an exercise price of $8.875 per share, the fair market value of the Company's Common Stock on January 1, 1999, the date of grant. These options will vest in three equal annual installments commencing on the January 1st following the date of the grant. No current executive officer has received, or is entitled to receive, options under the 1995 SESOP. The 1995 SESOP has been succeeded by the 1999 SESOP, which was approved by the Company's shareholders at the 1999 Annual Meeting of Shareholders. However, in connection with the acquisition of the Company by Baxter pursuant to the Share Exchange Agreement, the 1999 SESOP was suspended indefinitely pending the transaction. Accordingly, there were no automatic grants of options to non-employee directors on January 1, 2000.

Neil Flanzraich, the Chairman of the Board, received a total of $100,000 for the 1999 calendar year for his duties performed in that capacity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

      The following table sets forth certain information provided to the Company or contained in filings with the Securities and Exchange Commission (the "SEC") regarding the beneficial ownership of shares of the Company's Common Stock as of January 31, 2000 by (i) each person who is known by the Company to own beneficially, or exercise control or direction over, more than 5% of the outstanding shares of the Company's Common Stock, (ii) all current directors of the Company, (iii) the chief executive officer and four most highly compensated executive officers of the Company, and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares specified opposite such person's name.


NAME OF BENEFICIAL OWNER                         NUMBER OF SHARES        PERCENT OF CLASS

BioChem Pharma Inc.........................       14,326,418 (1)             39.1%
   275 Armand-Frappier Blvd.
   Laval, Quebec H7V 4A7
Frost-Nevada, Limited Partnership..........        4,546,732 (2)             12.9%
   c/o Phillip Frost, M.D.
   IVAX Corporation
   4400 Biscayne Blvd.
   Miami, Florida 33137
Phillip Frost, M.D. (3) ...................        6,342,898 (2)(4)          17.9%
   c/o IVAX Corporation
   4400 Biscayne Blvd.
   Miami, Florida 33137
Delphi Asset Management....................        2,277,700 (5)              6.9%
   485 Madison Avenue
   New York, New York 10022
Baxter International Inc...................       13,254,344 (15)            29.2%
Neil W. Flanzraich (3).....................          261,560 (4)                 *
Francesco Bellini, Ph.D. (3)...............          105,198 (4)(6)(7)           *
Randal Chase, Ph.D. (3)(10)................           84,929 (4)                 *
Alain Cousineau (3)........................           39,999 (4)                 *
Jonathan Deitcher (3)......................           74,999 (4)                 *
Denis Dionne (3)...........................          761,797 (4)(8)              *
Gervais Dionne, Ph.D. (3)..................            3,333 (4)(6)              *
Lyle Kasprick (3)..........................          446,269 (4)              1.4%
Francois Legault (3).......................           19,999 (4)(6)              *
Richard C. Pfenniger, Jr. (3)..............           74,685 (4)(9)              *
Stephen N. Keith, M.D., MSPH (10)..........           96,423 (4)(11)             *
Wayne Morges, Ph.D. (10)...................           52,044 (4)(11)             *
C. Jo White, M.D. (10).....................           16,864 (4)(11)             *
Lawrence J. Hineline (10)..................           25,621 (4)(11)             *
Arthur Y. Elliott, Ph.D. (12)..............          114,539 (11)(13)            *
Daniel J. Abdun-Nabi (12)..................           78,374 (11)(14)            *
All directors and executive officers as
   a group (16 persons)....................        8,644,595 (2)(4)(7)
                                                             (8)(9)(11)      23.4%

--------------------------------------------
* Indicates less than one percent

      (1) As reported in BioChem's Amendment No. 11 to its Schedule 13D dated November 23, 1999, the amount shown includes: 1,000,000 shares of the Company's Series A Preferred Stock, which are convertible into 2,000,000 shares of the Company's Common Stock, $9,000,000 aggregate principal amount of 4.5% Convertible Secured Notes, which are convertible into 1,053,790 shares of the Company's Common Stock, and warrants to purchase up to 750,000 shares of the Company's Common Stock. See note 15 with respect to certain voting rights granted to the Board of Directors of Baxter. See Item 13 - Certain Relationships and Related Transactions.

      (2) As reported in Amendment No. 3 to Schedule 13D dated December 17, 1999, 2,049,109 of these shares are held by Frost-Nevada, Limited Partnership ("Frost-Nevada"), which has sole voting and dispositive power with respect to such shares. Also includes 1,000,000 shares of the Company's Series A Preferred Stock, which are convertible into 2,000,000 shares of the Company's Common Stock, held by Frost-Nevada and $4,250,000 aggregate principal amount of 4.5% Convertible
            Secured Notes, which are convertible into 497,623 shares of the Company's Common Stock, held by Frost-Nevada. As of January 31, 2000, 281,250 additional shares are held by Frost-Nevada, which has sole voting and dispositive power with respect to such shares. See
            Item 13 - Certain Relationships and Related Transactions. Dr. Frost is the sole shareholder of Frost-Nevada Corporation, the general partner of Frost-Nevada, and is the sole limited partner of Frost-Nevada. Consequently, Dr. Frost may be deemed to be the beneficial owner of all such shares held by Frost-Nevada. See note 15 with respect to certain voting rights granted to the Board of Directors of Baxter.

      (3)   A director of the Company.

      (4) Includes, where applicable, shares that may be purchased upon the exercise of stock options presently exercisable or exercisable within 60 days of January 31, 2000 as follows: 59,999 shares with respect to Drs. Frost and Bellini and Mr. Flanzraich; 29,999 shares with respect to each of Messrs. Cousineau, Deitcher, Denis Dionne, Kasprick and Pfenniger; 19,999 shares with respect to Mr. Legault; 3,333 shares with respect to Dr. Gervais Dionne; 83,333 shares with respect to Dr. Chase; 94,999 with respect to Dr. Keith; 49,999 with respect to Dr. Morges; 16,666 shares with respect to Dr. White; 23,333 shares with respect to Mr. Hineline; and 43,333 shares with respect to one unnamed executive officer.

      (5) Reflects aggregate beneficial ownership of the Company's Common Stock held by Delphi Asset Management ("Delphi") in its capacity as investment advisor, according to its Schedule 13G dated February 11, 2000. Delphi reports that it has sole voting power over 1,622,300 shares of the Company's Common Stock and sole dispositive power over 2,277,700 shares of the Company's Common Stock.

      (6)   Although a director and/or officer of BioChem,  the named individual
            disclaims   beneficial  ownership  of  the  Company's  Common  Stock
            beneficially owned by BioChem.

      (7) Includes 8,000 shares held by Dr. Bellini's wife and 1,000 shares each held by two sons.

      (8) 10,000 stock options are subject to a prior agreement between Mr. Denis Dionne and his former employer, whereby Mr. Dionne must exercise these options at his former employer's direction and then transfer the underlying shares of the Company's Common Stock to his former employer at cost (exercise price). Although an officer of Sofinov, Mr. Denis Dionne disclaims beneficial ownership of the shares of the Company's Common Stock beneficially owned by Sofinov. Sofinov holds $6,250,000 aggregate principal amount of 4.5% Convertible Secured Notes, which are convertible into 731,798 shares of the Company's Common Stock. See Item 13 - Certain Relationships and Related Transactions.

      (9)   Includes 19,686 shares held jointly by Mr. Pfenniger and his wife.

      (10) Chief executive officer or one of the four most highly compensated executive officers of the Company.

      (11) Includes, where applicable, approximately 596, 1,424, 2,045, 198, 2,288 and 1,742 shares issued under the Company's 401(k) Plan and Trust as a matching contribution by the Company to the retirement accounts of Drs. Chase, Keith, Morges and White, Mr. Hineline and one unnamed executive officer, respectively.

      (12) Dr. Elliott retired from the Company in June 1999, and Mr. Abdun-Nabi resigned from the Company in September 1999.

      (13) Includes 112,500 shares that may be purchased by Dr. Elliott upon the exercise of stock options presently exercisable or exercisable within 60 days of January 31, 2000 and includes approximately 2,039 shares issued under the Company's 401(k) Plan and Trust as a matching contribution by the Company to the retirement account of Dr. Elliott.

      (14) Includes 75,000 shares that may be purchased by Mr. Abdun-Nabi upon the exercise of stock options presently exercisable or exercisable within 60 days of January 31, 2000 and includes approximately 3,374 shares issued under the Company's 401(k) Plan and Trust as a matching contribution by the Company to the retirement account of Mr. Abdun-Nabi.

      (15) Reflects aggregate beneficial ownership of the Company's Common Stock held by Baxter according to its Schedule 13D dated November 29, 1999. Baxter reports that it has sole voting and dispositive power over 714,286 shares and shared voting power over 12,540,058 shares of the Company's Common Stock. Pursuant to an irrevocable proxy granted by Phillip Frost, BioChem, and Frost-Nevada to the Board of Directors of Baxter, such Board is entitled to vote all such shares of the Company's Common Stock in favor of the adoption of the Share Exchange Agreement and related matters.

      On November 17, 1999, the Company entered into a Share Exchange Agreement with Baxter and a newly formed Canadian subsidiary of Baxter providing for the acquisition by Baxter of all of the Company's outstanding Common Stock by means of an arrangement under Section 192 of the Canada Business Corporation Act (the "Arrangement"). In connection with the execution of the Share Exchange Agreement, Dr. Frost, Frost-Nevada, Limited Partnership and IVAX Corporation (collectively, the "Frost Group") and BioChem entered into a Shareholder Agreement dated as of November 17, 1999 with Baxter (the "Baxter Shareholder Agreement"), pursuant to which BioChem and the Frost Group agreed to vote their respective shares of the Common Stock in favor of the Arrangement. See Item 13 - Certain Relationships and Related Transactions.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
ORGANIZATION OF COMPANY

      The  transaction,  whereby  certain  vaccine  technologies  of BioChem and
American Vaccine Corporation, the predecessor to the Company ("American Vaccine"), were combined into the Company, was consummated on February 28, 1990 (the "Merger"). As a result of the Merger, BioChem currently holds Common Stock of the Company, and Series A Preferred Stock of the Company. In the Merger, BioChem issued shares to the Company, together with cash and certain vaccine technologies. In the Merger, the Company and BioChem granted to each other a one-time demand registration right (with expenses to be paid by the party exercising the registration right) and certain piggy-back registration rights. The piggy-back registration rights expired on January 17, 1995 and the demand registration right, which was scheduled to expire as of January 17, 1998, was amended in January 1998 to extend that right until January 17, 2001.

      A shareholders' agreement (the "Original Shareholders' Agreement") was executed between Dr. Frost, Frost-Nevada and IVAX (collectively, the "Frost Group") and BioChem as part of the Merger. The Original Shareholders' Agreement terminated on February 28, 2000. Under the Original Shareholders' Agreement, both the Frost Group and BioChem agreed to nominate an equal number of directors for election to the Board of Directors of the Company, and such nominees then select one additional nominee satisfactory to both groups of nominees. The Frost Group and BioChem agreed to vote all of their respective shares of the Company's Common Stock to elect to the Board of Directors all of the nominees so selected. The combination of the voting power of the Frost Group and BioChem under the Original Shareholders' Agreement gave them effective control of the Company and enabled them to determine the policies and direct the operations of the Company. The Original Shareholders' Agreement also granted the Frost Group and BioChem mutual rights of first refusal with respect to the sale, transfer or other similar disposition of any of their shares of the Company's Common Stock, the Company's Series A Preferred Stock or other securities of the Company held directly or indirectly by either of them. Such rights of first refusal did not apply, however, to transfers of such securities by the Frost Group or BioChem to their respective affiliates.

      In connection with the Merger, Frost-Nevada, IVAX and a former officer (collectively, the "Indemnitees"), all of whom beneficially owned, at the time, more than 5% of the outstanding capital stock of American Vaccine, entered into an Indemnification Agreement with the Company (the "Indemnification Agreement"), pursuant to which the Company agreed to indemnify the Indemnitees against any United States federal, state and local income tax liabilities that may arise under prescribed "gain recognition agreements" that the Indemnitees were required to file with the United States Internal Revenue Service and that would require the Indemnitees to recognize gain upon the occurrence of certain events. Such gain recognition agreements generally would require that the Indemnitees recognize gain (and file amended tax returns) if the Company sells American Vaccine stock that it acquired as a result of the Merger or if American Vaccine sells all or substantially all of its assets (other than in the ordinary course of business) during the period commencing on the date of consummation of the Merger and ending December 31, 2000. Under the Indemnification Agreement, the Company agreed to (i) lend the Indemnitees on an interest-free and after-tax basis, an amount equal to the taxes to be paid with the amended tax returns, and
(ii) pay the Indemnitees, on an after-tax basis, any interest and penalties with respect to the taxes to be paid with the amended returns. However, repayment of these loans will only be required at the time and to the extent that the Indemnitees receive benefit from the resulting increase in the tax basis of their Common Stock or Series A Preferred Stock. There can be no assurance that any such benefit will be received. Under the Indemnification Agreement, the Company's directors nominated by the Frost Group, with the exception of Dr. Frost, will not be precluded from voting upon a transaction that could give rise to the Company's indemnification obligations to the Indemnitees. The affirmative vote of 75% of all of the Company's directors, excluding Dr. Frost, will be required to approve any transaction that could require the payment of any indemnity pursuant to the Indemnification Agreement. No payments would be triggered under the Indemnification Agreement arising out of a tender offer for, or a business combination involving, all of the Company's Common Stock. The acquisition of the Company by Baxter pursuant to the Share Exchange Agreement is not expected to trigger any gain under the gain recognition agreement and, therefore, would not trigger the indemnity pursuant to the Indemnification Agreement. Under the terms of the Share Exchange Agreement, Dr. Frost and Frost-Nevada will enter into an agreement to file tax returns consistent with the position that the gain recognition agreement has terminated and is no longer in effect as a result of the taxable sale of the Company to Baxter. Baxter will indemnify Dr. Frost and Frost-Nevada for any penalties or addition to tax if the sale of the Company to Baxter is determined to trigger the gain recognition agreement.

PRIVATE PLACEMENT OF CONVERTIBLE SECURED NOTES

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

      The 4.5% Notes were sold at par, mature on November 13, 2003 and provide for interest payable semi-annually on May 13 and November 13 of each year commencing on May 13, 1999. The 4.5% Notes are convertible, in whole or in part, by the holder(s) at any time prior to maturity (unless previously redeemed or repurchased) into shares of the Company's Common Stock at a conversion price of approximately $8.54 per share. The conversion price was set based on the average closing price of the Company's Common Stock for the twenty (20) trading days preceding the date of the announcement of the agreement-in-principle between the Company and prospective purchasers. The measurement period for determining the conversion price began on August 26, 1998 and terminated on September 23, 1998. The closing prices of the Company's Common Stock during that period ranged from a low of $6.875 and a high of $11.25. The 4.5% Notes are secured by certain assets of the Company, are otherwise subordinated in right of payment to all existing and future senior indebtedness of the Company, do not restrict the incurrence of future senior or other indebtedness of the Company and are redeemable, in whole or in part, at the option of the Company on or after one year from the date of issuance at par, plus accrued interest to the redemption date. Upon a change in control, the Company is required to offer to purchase all of the 4.5% Notes then outstanding at a purchase price equal to 100% of the principal amount thereof, plus interest. The repurchase price will be payable in cash or, at the option of the Company, in shares of the Company's Common Stock (valued at 95% of the average closing prices of the Common Stock for a specified period prior to the repurchase date). Under the Share Exchange Agreement, Baxter will purchase, as promptly as practicable after the closing of the transaction, the 4.5% Notes pursuant to the terms of their indenture. See "Share Exchange Agreement with Baxter" below.

      The 4.5% Notes are not registered under the 1933 Act or any applicable state or foreign securities laws, and were sold in reliance on prescribed exemptions from registrations under the 1933 Act and other applicable state or foreign securities laws.

GUARANTEE OF LINE OF CREDIT

      In July 1999, the Company obtained from a commercial bank a $6 million revolving line of credit, which currently matures May 31, 2000. BioChem, an affiliate of the Company, has provided the guarantee of the line of credit, which will remain in place for a maximum of two years, unless there is a change of control such as the contemplated acquisition by Baxter. The interest rate on borrowings under the line of credit is LIBOR plus 265 basis points. Upon drawing down on the line of credit by the Company, BioChem was entitled to receive warrants to purchase up to a total of 750,000 shares of the Company's Common Stock (the "BioChem Warrants"). The BioChem Warrants were issued by the Company ratably as it drew down under the line of credit such that BioChem received a warrant for 125,000 shares of Common Stock for each $1 million drawn down by the Company. Each warrant has a term of two years from the date of issuance. The per share exercise price under the BioChem Warrants is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on June 28 and ended on July 2, 1999. Each warrant contains anti-dilution provisions and registrations rights among other provisions. The Company drew down $4 million and $2 million in the third and fourth quarters of 1999, respectively, under the revolving line of credit and accordingly issued the BioChem Warrants to purchase 750,000 shares of Common Stock.

      As part of the Baxter transaction, BioChem has agreed to maintain in effect and not to terminate in any respect its guaranty until the effective date for closing on the transaction and to loan the Company up to $5,000,000 on commercially reasonable terms if the line of credit becomes due prior to the effective date on the closing of the transaction.

SHARE EXCHANGE AGREEMENT WITH BAXTER

      The Company has entered into the Share Exchange Agreement to be acquired by Baxter in a taxable stock for stock transaction pursuant to a Plan of Arrangement under the Canada Business Corporations Act valued at approximately $390 million. Under the Share Exchange Agreement, the Company's shareholders will receive $7 per common share, comprised of $6.97 of Baxter common stock and $0.03 in cash. BioChem and the Frost Group, as the holders of the Company's Series A Preferred Stock, will also receive $7.00, comprised of $6.97 of Baxter common stock and $0.03 in cash, for each share of Common Stock issuable upon conversion of the preferred stock. The number of Baxter shares to be issued to the Company's shareholders under the Share Exchange Agreement will be set based upon the average closing sale price of Baxter common stock for the ten trading days ending on the fifth trading day prior to consummation of the transaction. As part of the transaction, Baxter has agreed to purchase, as promptly as practicable after the closing of the transaction, the outstanding 6.5% Notes and all of the 4.5% Notes pursuant to the terms of their respective indentures. See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation for a more complete description of the transaction.

      Baxter, the Company and BioChem entered into a warrant termination letter concurrent with the Share Exchange Agreement pursuant to which BioChem agreed that the BioChem Warrants to purchase 750,000 shares of the Company's Common Stock would be terminated at the effective time of the Arrangement in exchange for a cash payment by Baxter to BioChem in an amount equal to the difference between $7.00 and $5.14, the exercise price of these warrants, for each share of the Company's Common Stock issuable upon exercise of the BioChem Warrants, equal to approximately $1,400,000 in the aggregate.

      In order to induce Baxter to enter into the Share Exchange Agreement, BioChem and the Frost Group entered a shareholders' agreement with Baxter (the "Baxter Shareholders' Agreement"). Pursuant to the Baxter Shareholders' Agreement, each of BioChem and the Frost Group has agreed to vote their respective shares of Common Stock in favor of the Arrangement. In addition, each of BioChem and the Frost Group has agreed to timely deliver to Baxter an irrevocable proxy (each a "Proxy") which Proxy will cover all shares of Common Stock owned by such shareholder and entitled to vote at each meeting of shareholders of the Company (including, without limitation, each written consent in lieu of meeting) (the "Proxy Shares") and will entitle Baxter's Board to vote such shares of common stock in favor of the adoption of the Share Exchange Agreement and related matters. Each Proxy will serve to irrevocably appoint the members of the Board of Directors of Baxter to vote the Proxy Shares. BioChem and the Frost Group retain the right to vote the Proxy Shares in their discretion on all other matters. Each Proxy and the Baxter Shareholders' Agreement will terminate upon the earliest to occur of (i) such date and time as the Arrangement shall become effective in accordance with terms and provisions of the Share Exchange Agreement, (ii) the date of termination of the Share Exchange Agreement, (iii) a material breach by Baxter of any agreement with such party and (iv) May 31, 2000 (such earliest date, the "Expiration Date"). Until the Expiration Date, the shareholder parties have agreed not to (and to use reasonable efforts to cause the Company, its affiliates, officers, directors and employees and any investment banker, attorney, accountant or other agent retained by any of such shareholder parties, the Company or any of the same, not to, except to the extent otherwise permitted under the Share Exchange Agreement): (i) solicit, initiate or encourage (including by way of furnishing, or disclosing nonpublic information) any inquiries or the making of any proposal or offer (including, without limitation, any proposal or offer to any shareholders of the Company) that constitutes or may reasonably be expected to lead to, any Company Competing Transaction (as such term is defined in the Share Exchange Agreement); or (ii) knowingly encourage or otherwise enter into or maintain or continue discussions or negotiate with any person with respect to such inquiries or to obtain a Company Competing Transaction, or agree to or endorse any agreement, arrangement or understanding with respect to any Company Competing Transaction. If the shareholder parties become aware of any Company Competing Transaction subsequent to November 17, 1999, each of such shareholder parties has agreed to promptly inform Baxter as to any such matter and the details thereof to the extent possible without breaching any other agreement to which such shareholder is a party or violating its fiduciary duties.

      BioChem and Baxter also entered into a stock purchase agreement pursuant to which Baxter purchased on December 1, 1999, 714,286 shares of Common Stock from BioChem for $7.00 in cash per share, or an aggregate of $5,000,002.

OTHER MATTERS

      In March 2000, the Company settled a claim filed by its former president. The Company has agreed not to disclose the terms of the settlement. The settlement will not have a materially adverse impact on the Company's financial position or results of operations.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------
a)    Documents Filed as Part of Form 10-K.

The following documents are filed as part of this Annual Report on Form 10-K:

1.       Financial Statements:                                            Page:
         --------------------                                             ----
         Report of Independent Public Accountants                         59
         Consolidated Balance Sheets as of
            December 31, 1999 and 1998                                    60
         Consolidated Statements of Operations for the
            Years Ended December 31, 1999, 1998 and 1997                  61
         Consolidated Statements of Shareholders' (Deficit) Equity
            for the Years Ended December 31, 1999, 1998 and 1997          62
         Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1999, 1998 and 1997                  63
         Notes to Consolidated Financial Statements                       65

2.       Financial Statement Schedules:
         -----------------------------

         None Required.

3.       Exhibits: See Exhibit Index on page 109.
         --------

B)    REPORTS ON FORM 8-K.
      -------------------

      The following reports on Form 8-K were filed during the three months ended December 31, 1999:

      (1) On November 29, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K under Item 5 reporting that the Company had signed the Share Exchange Agreement, whereby the Company would be acquired by Baxter in a taxable stock for stock transaction pursuant to a Plan of Arrangement under the Canada Business Corporations Act valued at approximately $390 million.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, North American Vaccine, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTH AMERICAN VACCINE, INC.

Dated: March 30, 2000                    By: /s/ Randal Chase
                                             ----------------------
                                             Randal Chase, Ph.D.
                                             Chief Executive Officer & President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of North American Vaccine, Inc. in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Randal Chase                                            March 30, 2000
----------------
Randal Chase, Ph.D.
Chief Executive Officer & President

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Lawrence J. Hineline                                    March 30, 2000
------------------------
Lawrence J. Hineline
Vice President-Finance


A MAJORITY OF THE BOARD OF DIRECTORS:

                                             /s/ Neil W. Flanzraich        March 30, 2000
----------------------  --------------       ----------------------
Francesco Bellini, Ph.D                      Neil W. Flanzraich

/s/ Alain Cousineau     March 30, 2000
----------------------                      ----------------------         --------------
Alain Cousineau                             Phillip Frost, M.D.

/s/ Randal Chase        March 30, 2000      /s/ Lyle Kasprick              March 30, 2000
----------------------                      -----------------------
Randal Chase, Ph.D.                         Lyle Kasprick

/s/ Jonathan Deitcher   March 30, 2000      /s/ Francois Legault           March 29, 2000
----------------------                      -----------------------
Jonathan Deitcher                           Francois Legault

/s/ Denis Dionne        March 23, 2000      /s/ Richard C. Pfenniger, Jr.  March 30, 2000
----------------------                      -----------------------
Denis Dionne                                Richard C. Pfenniger, Jr.

/s/ Gervais Dionne      March 27, 2000
----------------------
Gervais Dionne, Ph.D.

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

2.3        Share Purchase Agreement, dated January 17, 1990, between NAV and
           BioChem. (1)

2.4 Technology Transfer Agreement, dated January 17, 1990, between NAV and BioChem. (1)

2.5 Amendment to Share Purchase Agreement dated as of January 8, 1998 between NAV and BioChem. (2)

2.6 Share Exchange Agreement dated as of November 17, 1999 among Baxter International Inc. ("Baxter"), NAV and Neptune Acquisition Corp. (23)

3.1        Articles of Incorporation of NAV, as amended. (1)(6)

3.2        Restated Bylaws of NAV. (3)

9.1 Shareholders' Agreement, dated January 17, 1990, among BioChem, Phillip Frost, M.D., IVAX Corporation ("IVAX") and Frost-Nevada, Limited Partnership ("Frost-Nevada"). (1)

9.2 Shareholders' Agreement dated as of November 17, 1999 among Baxter, BioChem, Phillip Frost, Frost-Nevada and IVAX. (24)

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

EXHIBIT
NO.        DESCRIPTION
---        -----------

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

EXHIBIT
NO.        DESCRIPTION
---        -----------

10.34 Assignment and Assumption of Leases dated November 12, 1996 between CPMI and NAV. (15)

10.35 Master Agreement dated November 1, 1996 between NAV and General Electric Capital Corporation [with certain confidential information deleted therefrom]. (15)

10.36*     North American Vaccine, Inc. 1997 Share Option Plan. (16)

10.37 Lease Agreement dated as of March 25, 1998 between ARE-10150 Old Columbia, LLC and NAV [with certain confidential information deleted therefrom]. (17)

10.38 Indenture dated November 12, 1998 by and between NAV and Bankers Trust Company, as Trustee. (18)

10.39 Security and Pledge Agreement dated November 12, 1998 by and between NAV and Bankers Trust Company, as Trustee. (18)

10.40* North American Vaccine, Inc. 1999 Non-Employee Director and Senior Executive Stock Option Plan. (19)

10.41 First Amendment to the Lease Agreement dated as of January 21, 1999, between Liberty Property Limited Partnership and AMVAX, Inc. f/k/a Selcore Laboratories, Inc. (19)

10.42      Common Stock Purchase Warrant dated July 21, 1999 issued to BioChem.
           (20)

10.43      Letter Agreement dated July 1, 1999 between NAV and BioChem. (20)

10.44      Line of Credit Agreement dated July 12, 1999. (20)

10.45      Common Stock Purchase Warrant No. W-2 dated August 26, 1999. (21)

10.46      Common Stock Purchase Warrant No. W-3 dated October 28, 1999. (21)

10.47 Revolving Credit Facility Letter Agreement dated November 1, 1999 by and between Bank of America, N.A. and NAV. (22)

10.48      Fee Letter Agreement dated November 1, 1999. (22)

10.49 Security Agreement dated as of November 1, 1999 by and between NAV and Bank of America, N.A. (22)

10.50      Security Agreement dated as of November 1, 1999. (22)

10.51 Patent and Trademark Assignment and Security Agreement dated as of November 1, 1999 by and between NAV and Bank of America, N.A. (22)

10.52 Patent and Trademark Assignment and Security Agreement dated as of November 1, 1999. (22)

EXHIBIT
NO.        DESCRIPTION
---        -----------

10.53      Guaranty Agreement dated November 1, 1999. (22)

10.54 Reimbursement Agreement dated as of November 1, 1999 (with certain confidential information deleted therefrom). (22)

10.55      Warrant Termination Letter dated November 17, 1999. (25)

10.56      Affiliate Letters dated November 17, 1999. (26)

10.57 Stock Purchase Agreement dated November 17, 1999 between Baxter and BioChem. (27)

10.58 Amendment to Loan Agreement dated November 17, 1999 among Bank of America, N.A., NAV and Baxter. (28)

10.59 Amendment dated December 14, 1999 to credit facility between NAV and Royal Bank of Canada.

21         Subsidiaries.

27         Financial Data Schedule.
--------------------------

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

(19)  This exhibit is incorporated herein by this reference to the corresponding exhibit in the Company's Form 10-K Annual Report for the Year Ended December 31, 1998 (File No. 1-10451).

(20)  This exhibit is incorporated herein by this reference to the corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended June 30, 1999 (File No. 1-10451).

(21)  This exhibit is incorporated herein by this reference to the corresponding exhibit in the Company's Form 10-Q Quarterly Report for the Quarter Ended September 30, 1999 (File No. 1-10451).

(22)  This exhibit is  incorporated  herein by  reference  to the  corresponding exhibit in amendment No. 1 to the Company's Form 10-Q Quarterly Report for the Quarter Ended September 30, 1999 (File No. 1-10451).

(23) This exhibit is incorporated herein by this reference to Exhibit 99.1 in the Company's Current Report on Form 8-K filed with the SEC on November 29, 1999 (File No. 1-10451).

(24) This exhibit is incorporated herein by this reference to Exhibit 99.2 in the Company's Current Report on Form 8-K filed with the SEC on November 29, 1999 (File No. 1-10451).

(25) This exhibit is incorporated herein by this reference to Exhibit 99.3 in the Company's Current Report on Form 8-K filed with the SEC on November 29, 1999 (File No. 1-10451).

(26) This exhibit is incorporated herein by this reference to Exhibit 99.4 in the Company's Current Report on Form 8-K filed with the SEC on November 29, 1999 (File No. 1-10451).

(27) This exhibit is incorporated herein by this reference to Exhibit 99.5 in the Company's Current Report on Form 8-K filed with the SEC on November 29, 1999 (File No. 1-10451).

(28) This exhibit is incorporated herein by this reference to Exhibit 99.6 in the Company's Current Report on Form 8-K filed with the SEC on November 29, 1999 (File No. 1-10451).