Form 10-K/A
period 1999-12-31
NORTH AMERICAN VACCINE INC
filed 2000-04-20
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                        Amendment No. 1 to Annual Report

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

                         COMMISSION FILE NUMBER 1-10451

                          NORTH AMERICAN VACCINE, INC.
                          ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CANADA                                  98-0121241
                  ------                                  ----------
      (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

         10150 OLD COLUMBIA ROAD                            21046
                                                            -----
           COLUMBIA, MARYLAND                             (ZIP CODE)
           ------------------
         (ADDRESS OF PRINCIPAL
           EXECUTIVE OFFICES)

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

      None.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

a)    DOCUMENTS FILED AS PART OF FORM 10-K.

      The following documents are filed as part of this Annual Report on Form 10-K:

1.       FINANCIAL STATEMENTS:                                            PAGE:

         Report of Independent Public Accountants...................        59
         Consolidated Balance Sheets as of
            December 31, 1999 and 1998..............................        60
         Consolidated Statements of Operations for the
            Years Ended December 31, 1999, 1998 and 1997............        61
         Consolidated Statements of Shareholders' Deficit
            for the Years Ended December 31, 1999, 1998 and 1997....        62
         Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1999, 1998 and 1997............        63
         Notes to Consolidated Financial Statements.................        65

2.       FINANCIAL STATEMENT SCHEDULES:

         None Required.

3.       EXHIBITS: See Exhibit Index on page 109.


b)    REPORTS ON FORM 8-K.

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

                                          NORTH AMERICAN VACCINE, INC.

Dated:  April 19, 2000                    By:   /s/ Lawrence J. Hineline
                                                ------------------------
                                                Lawrence J. Hineline
                                                  Vice President, Finance

                                  EXHIBIT INDEX

EXHIBIT
NO.        DESCRIPTION

2.1 Master Agreement, dated October 25, 1989, among North American Vaccine, Inc. ("NAV" or the "Company"), American Vaccine Corporation ("American Vaccine") and IAF BioChem International, Inc. ("BioChem"). (1)

2.2 Agreement and Plan of Merger, dated as of October 25, 1989, among NAV, American Vaccine and NAVA Acquiring Corp. (1)

2.3        Share Purchase Agreement, dated January 17, 1990, between NAV and
           BioChem. (1)

2.4 Technology Transfer Agreement, dated January 17, 1990, between NAV and BioChem. (1)

2.5 Amendment to Share Purchase Agreement dated as of January 8, 1998 between NAV andBioChem. (2)

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

10.22 Amended and restated master agreement dated June 20, 1994 among NAV, BioChem, IVAX, D&N Holding Company, Frost-Nevada and Phillip Frost.
           (9)

10.23      Share exchange agreement dated April 20, 1994 between NAV and
           BioChem. (8)

10.25*     North American Vaccine, Inc. 1995 Share Option Plan. (10)

10.26* North American Vaccine, Inc. 1995 Non-Employee Director and Senior Executive Stock Option Plan. (11)

10.27 Clinical Development Agreement dated December 22, 1995 between NAV and Pasteur Merieux Serums et Vaccins ("PMSV") [with certain confidential information deleted therefrom]. (12)

10.28 License Agreement dated December 22, 1995 between NAV and PMSV [with certain confidentialinformation deleted therefrom]. (12)

10.29      Indenture dated May 7, 1996 between NAV and Marine Midland Bank. (13)

10.30 Registration Rights Agreement dated May 1, 1996 between NAV, Goldman, Sachs & Co. and UBSSecurities LLC. (13)

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

10.37 Lease Agreement dated as of March 25, 1998 between ARE-10150 Old Columbia, LLC and NAV [with certain confidential information deleted therefrom]. (17)

10.38 Indenture dated November 12, 1998 by and between NAV and Bankers Trust Company, as Trustee.(18)

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

EXHIBIT
NO.        DESCRIPTION

10.52 Patent and Trademark Assignment and Security Agreement dated as of November 1, 1999. (22)

10.53      Guaranty Agreement dated November 1, 1999. (22)

10.54 Reimbursement Agreement dated as of November 1, 1999 (with certain confidential informationdeleted therefrom). (22)

10.55      Warrant Termination Letter dated November 17, 1999. (25)

10.56      Affiliate Letters dated November 17, 1999. (26)

10.57 Stock Purchase Agreement dated November 17, 1999 between Baxter and BioChem. (27)

10.58 Amendment to Loan Agreement dated November 17, 1999 among Bank of America, N.A., NAV and Baxter. (28)

10.59 Amendment dated December 14, 1999 to credit facility between NAV and Royal Bank of Canada. (29)

21         Subsidiaries. (29)

23         Consent of Independent Public Accountants.

27         Financial Data Schedule. (29)

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

(29) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Annual Report on Form 10-K into the Company's previously filed Registration Statements on Form S-8, File Nos. 33-37325, 33-39416, 33-48752, 33-48753, 33-80479 and 333-73423.




/s/ Arthur Andersen LLP
Arthur Andersen LLP


Baltimore, Maryland
March 30, 2000