Form 10-Q
period 2000-03-31
NORTH AMERICAN VACCINE INC
filed 2000-05-15
CIK 856573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF MAY 12, 2000 - 32,870,350 SHARES

                                TABLE OF CONTENTS



                                                                    PAGE NUMBER
                                                                    -----------

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements..........................................   3

           Consolidated Balance Sheets...................................   4

           Consolidated Statements of Operations.........................   5

           Consolidated Statements of Shareholders' Deficit..............   6

           Consolidated Statements of Cash Flows.........................   7

           Notes to Condensed Consolidated Financial Statements..........   9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................  14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....  28


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................  30


SIGNATURES ..............................................................  31

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         The following unaudited, condensed consolidated financial statements of North American Vaccine, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2000, will not necessarily be indicative of the results for the entire fiscal year ending December 31, 2000.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                                          MARCH 31,             DECEMBER 31,
                                                                                           2000                    1999
                                                                                    --------------------   ---------------------
ASSETS                                                                                  (UNAUDITED)
------
CURRENT ASSETS:
  Cash and cash equivalents                                                                $        937              $      563
  Accounts receivable                                                                               494                   3,537
  Inventory                                                                                       2,773                   3,285
  Prepaid expenses and other current assets                                                       1,213                     753
                                                                                    --------------------   ---------------------
          Total current assets                                                                    5,417                   8,138

Property, plant and equipment, net                                                               18,524                  19,668
Deferred financing costs, net                                                                     1,644                   1,773
Cash restricted for lease obligation                                                              2,734                   3,185
Other assets                                                                                        821                     827
                                                                                    --------------------   ---------------------
     TOTAL ASSETS                                                                          $     29,140              $   33,591
                                                                                    ====================   =====================

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:

  Accounts payable                                                                         $      4,291              $    5,456
  Short term debt                                                                                25,500                  16,000
  Obligation under capital leases, current portion                                                1,936                   2,400
  Other current liabilities                                                                      10,156                   7,208
                                                                                    --------------------   ---------------------
         Total current liabilities                                                               41,883                  31,064

6.5% Convertible subordinated notes, due May 1, 2003                                             75,326                  75,326
4.5% Convertible secured notes, due November 13, 2003                                            25,000                  25,000
Obligation under capital leases, net of current portion                                              67                      79
Deferred rent credits, net of current portion                                                       277                     232
                                                                                    --------------------   ---------------------
     Total liabilities                                                                          142,553                 131,701

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

  Preferred  stock,  no  par  value;  unlimited  shares  authorized-  Series  A, convertible; issued and outstanding 2,000,000 shares; entitled to Can $2.50
     per share (or U.S. $3.5 million in the aggregate) in liquidation                             6,538                   6,538
  Common stock, no par value; unlimited shares authorized; issued
    32,870,350 shares at March 31, 2000 and December 31, 1999                                    90,550                  90,550
  Additional paid-in capital                                                                     13,593                  13,593
  Accumulated deficit                                                                          (224,094)               (208,791)
                                                                                    --------------------   ---------------------
         Total shareholders' deficit                                                           (113,413)                (98,110)
                                                                                    --------------------   ---------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                           $     29,140              $   33,591
                                                                                    ====================   =====================



                  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 2000          1999
                                                                             ----------     -----------
 REVENUES:

      Product sales                                                           $    526       $    1,159
      Marketing, research and development agreements                                 -              365
                                                                             ----------     ------------
           Total revenues                                                          526            1,524
                                                                             ----------     ------------
 OPERATING EXPENSES:

     Production and cost of sales                                                5,286            4,790
     Research and development                                                    4,872            3,768
     Selling, general and administrative                                         3,649            2,549
                                                                             ----------     ------------
           Total operating expenses                                             13,807           11,107
                                                                             ----------     ------------

 OPERATING LOSS                                                                (13,281)          (9,583)

 OTHER INCOME (EXPENSE):

     Gain on sale of investment in affiliate                                         -                -
     Interest and dividend income                                                   64              254
     Interest expense                                                           (2,086)          (1,878)
                                                                             ----------     ------------
 NET LOSS                                                                     $(15,303)      $  (11,207)
                                                                             ==========     ============

 BASIC AND DILUTED NET LOSS PER SHARE                                         $  (0.47)      $    (0.35)

 WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                                  32,870           32,271



                 The accompanying notes are an integral part of these consolidated financial statements.


NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(IN THOUSANDS)
(UNAUDITED)


                            SERIES A
                           CONVERTIBLE                                                                  TOTAL
                         PREFERRED STOCK           COMMON STOCK          ADDITIONAL       ACCUM-       SHARE-
                      ---------------------- -------------------------    PAID-IN         ULATED       HOLDERS'
                       SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL         DEFICIT      DEFICIT
                      ---------- ----------- ------------- ----------- --------------  ------------ ------------

 December 31, 1999    2,000      $  6,538     32,870       $ 90,550    $    13,593    $ (208,791)   $ (98,110)

Net loss                  -             -          -              -              -       (15,303)     (15,303)
                                                                                                    ----------
Comprehensive loss                                                                                    (15,303)
Balance,              ---------- ----------- ------------- ----------- --------------  ------------ ------------
 March 31, 2000       2,000      $  6,538     32,870       $ 90,550    $    13,593    $ (224,094)   $(113,413)
                      ========== =========== ============= =========== ==============  ============ ============














                  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            2000             1999
                                                                                       ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                           $ (15,303)         $ (10,255)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Gain on sale of investment in affiliate                                                -               (952)
        Loss on disposal of property, plant, and equipment                                     9                  -
        Depreciation and amortization                                                      1,284              1,576
        Amortization and reduction of deferred financing costs                               129                142
        Contribution of common stock to 401(k) plan                                            -                 86
        (Increase) decrease in other assets                                                    6               (100)
        Increase in deferred rent                                                             45                 17
        Cash flows provided by (used in) other working capital items                       4,878               (459)
                                                                                       ----------         ----------
              Net cash used in operating activities                                       (8,952)            (9,945)
                                                                                       ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                                    (149)            (1,134)
    Proceeds from sale of investment in affiliate                                              -              1,581
                                                                                       ----------         ----------
               Net cash provided by (used in) investing activities                          (149)               447
                                                                                       ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings under revolving credit facilities                                           9,500                  -
    Proceeds from exercises of stock options, net                                              -                169
    Principal payments on capital lease obligations                                         (476)              (544)
    Cash restricted for capital lease obligation                                             451                407
                                                                                       ----------         ----------
               Net cash provided by financing activities                                   9,475                 32
                                                                                       ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         374             (9,466)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               563             22,953
                                                                                       ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $     937          $  13,487
                                                                                       ==========         ==========


                  The accompanying notes are an integral part of these condensed consolidated financial statements.



NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)
(UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           2000             1999
                                                                                       ----------         ----------

CASH FLOWS PROVIDED BY OTHER WORKING CAPITAL ITEMS:

    (Increase) decrease in:
          Accounts receivable                                                          $   3,043          $      88
          Inventory                                                                          512               (575)
          Prepaid expenses and other current assets                                         (460)              (265)

    Increase (decrease) in:
          Accounts payable                                                                (1,165)              (849)
          Deferred revenue and other current liabilities                                   2,948              1,142
                                                                                       ----------         ----------
    Net cash provided by (used in) other working capital items                         $   4,878          $    (459)
                                                                                       ==========         ==========


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                                                                $   2,086          $      98
                                                                                       ==========         ==========

 Equipment acquired through capital lease                                              $       -          $     260
                                                                                       ==========         ==========






                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NORTH AMERICAN VACCINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  BUSINESS

The Company is engaged in the research, development, manufacture and sale of vaccines for the prevention of infectious diseases. The Company's mission is to develop and market superior vaccine products intended to prevent infectious diseases, improve the quality of life of children and adults and lower total health care costs. The Company currently has three licensed products that contain its acellular pertussis vaccine, two of which are in Europe, and Certiva(REGISTERED) (its combined diphtheria, tetanus and acellular pertussis
(DTaP) vaccine for infants and children) in the U.S., as well as 12 other products in various stages of development to prevent meningococcal, streptococcal, pneumococcal, E. coli, and HAEMOPHILUS INFLUENZAE type b infections. The Company's present focus is on the introduction in 2000 of NeisVac-C(TRADEMARK), its vaccine for the prevention of meningitis, in the United Kingdom (U.K.) upon receipt of U.K. regulatory approval.

In November 1999, the Company signed a definitive Share Exchange Agreement (the "Share Exchange Agreement") to be acquired by Baxter International Inc. ("Baxter") in a taxable stock-for-stock transaction pursuant to a plan of arrangement under the Canada Business Corporations Act ("CBCA") valued at approximately $390 million. The Share Exchange Agreement was modified in April 2000. Under the modified Share Exchange Agreement, the Company's shareholders will receive $6.73 per share, comprised of $6.70 of Baxter common stock and $0.03 in cash. Consistent with the original Share Exchange Agreement, the number of Baxter shares to be issued to the Company's shareholders will be set based upon the average closing sale price of Baxter common stock for the ten trading days ending on the fifth trading day prior to consummation of the transaction. As part of the transaction, Baxter has agreed to purchase, as promptly as practicable after the closing, the Company's outstanding 6.50% Convertible Subordinated Notes due May 1, 2003 (the "6.5% Notes") and its 4.5% Convertible Secured Notes due November 13, 2003 (the "4.5% Notes") pursuant to the terms of their respective indentures.

The date by which the transaction is to be completed has been extended from May 31, 2000 to June 30, 2000. Under the amended Share Exchange Agreement, the Company will commit $1.3 million to be paid in July 2000 to assist it in retaining employees through June 30, 2000.

The Company has failed to satisfy certain conditions to closing under the original Share Exchange Agreement. These and the other conditions to closing have not been modified or waived by the amendment to the Share Exchange
Agreement. In addition, the transaction is still subject to shareholder approval. As a result, even if the acquisition transaction is approved by the Company's shareholders, Baxter will have no obligation to consummate the acquisition transaction. Rather, Baxter will have the option, exercisable in its discretion, prior to June 30, 2000 to either waive any non-compliance with conditions to closing and close the transaction or terminate the Share Exchange

Agreement, as amended. Either party, if it is not in breach of the Share Exchange Agreement, as amended, may terminate the transaction if it does not close by June 30, 2000. As under the original Share Exchange Agreement, the Company's Board of Directors will recommend that the shareholders vote in favor of the acquisition transaction. Pursuant to a shareholder agreement, as amended, NAVA shareholders beneficially owning approximately 44% of NAVA's common shares and 100% of NAVA's preferred shares outstanding as of May 8, 2000 (other than NAVA shares issuable upon exercise of options or warrants or conversion of preferred stock or debt) have agreed to vote all of their NAVA common and NAVA preferred shares for approval of the arrangement resolution and, thereby, the arrangement. In addition, Baxter beneficially owns approximately 2% of NAVA's common shares outstanding as of May 8, 2000, which it will vote in favor of the arrangement resolution and, thereby, the arrangement. The Company intends to hold a special shareholders meeting in mid-June to approve the acquisition transaction as promptly as practicable.

2.  SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF ACCOUNTING AND CURRENCY. The Company is a Canadian corporation incorporated under the CBCA on August 31, 1989. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and are denominated in U.S. dollars, because the Company conducts the majority of its transactions in this currency. The application of Canadian GAAP would not result in material adjustments to the accompanying financial statements except for the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, and the interest charge of $12.0 million related to the issuance of the 4.5% Notes during the fourth quarter of 1998. Under Canadian GAAP, the beneficial conversion feature of the 4.5% Notes would be assigned a value and reported as additional equity to be amortized to retained earnings ratably over the term of the 4.5% Notes rather than being charged to interest in 1998. The effect of foreign currency translation has been immaterial.

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

(D) SEGMENT REPORTING. The Company has determined that it currently does not have reportable segments. Product sales in the United States were approximately $526,000 and $796,000 million for the three months ended March 31, 2000 and 1999, respectively. Product sales to Europe were approximately $0 million and $363,000 million for the three months ended March 31, 2000 and 1999, respectively. All products are manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's acellular pertussis vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.

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

4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor, and manufacturing overhead. Production costs attributable to a product are expensed until regulatory approval is obtained for such product. Costs attributable to
Certiva(REGISTERED) production under non-regulatory approved optimization production processes are being expensed until regulatory approval is obtained for such new processes. Costs to produce NeisVac-C(TRADEMARK), the Company's vaccine for the prevention of meningitis, have been expensed until regulatory approval is obtained. Any production costs incurred in excess of net realizable value are expensed in the quarter in which they are incurred. Inventories consist of the following:

                                        March 31,            December 31,
                                          2000                   1999
                                          ---------------------------
                                                (in thousands)
                Raw materials          $ 2,240                  $ 2,371
                Work in process             84                      745
                Finished goods             449                      169
                                      --------                 --------
                     Total             $ 2,773                  $ 3,285
                                      ========                 ========


5.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following components:

                                              March 31,             December 31,
                                                2000                    1999
                                                ----------------------------
                                                       (in thousands)
Payroll and fringe benefits                  $   4,253               $   3,458
Accrued interest                                 2,582                   1,069
Accrued taxes                                      533                     833
Reserve for contract loss                          720                     720
Accrued consulting and professional fees           541                     462
Accrued costs of clinical trials                   437                     245
Accrued insurance                                  517                      45
Other accrued liabilities                          573                     376
                                             ---------               ---------
          Total other current liabilities    $  10,156               $   7,208
                                             =========               =========


6.  RESTRICTED CASH AND OBLIGATIONS UNDER CAPITAL LEASE

In connection with an operating lease for a 35,000 square foot development and production facility, the Company entered into an agreement that included the purchase and lease of equipment and leasehold improvements. As part of the operating lease, the Company assumed the underlying real estate leases, which are scheduled to expire in February 2001, but may be extended through 2011. Under the terms of the equipment lease, there are certain financial covenants that obligate the Company to maintain certain cash and investment balances, a minimum tangible net worth (defined to include amounts under the outstanding convertible subordinated notes), and certain other financial ratios. The equipment lease agreement permits the Company, at its option, to suspend the application of financial covenants by posting a stand-by letter of credit, which may be revoked by the Company provided certain conditions are satisfied. In April 1998, as permitted by the equipment lease agreement, the Company voluntarily posted a letter of credit in the amount of $5.9 million, thereby suspending the application of all financial covenants. The letter of credit decreases on a monthly basis as the payments on the lease obligation are made and is secured by a restricted cash deposit of an equal amount. The balance of the letter of credit and the corresponding restricted cash is $2.7 million at March 31, 2000. The letter of credit will expire by its terms on November 1, 2000, at which time approximately $1.6 million will be released to the Company.

7.  CONVERTIBLE DEBT

In June 1999, the Company retired $8.4 million principal amount of the 6.5% Notes in exchange for 550,000 shares of Common Stock. As a result of the transaction, the Company recognized a one-time non-cash debt conversion expense of approximately $940,000, which was included in interest expense in the second quarter of 1999. The principal balance of the outstanding notes was $75.3 million at March 31, 2000.

8.  LINES OF CREDIT/SUBSEQUENT EVENT

In July 1999, the Company obtained from a bank a $6 million revolving line of credit originally maturing December 31, 1999. The interest rate on borrowings under the line of credit is LIBOR plus 2.65%. BioChem, an affiliate of the Company, has provided the guarantee for the line of credit, which will remain in place until July 2001, unless there is a change of control such as the contemplated acquisition by Baxter. Upon drawing down on the line of credit by the Company, BioChem was entitled to receive warrants to purchase up to a total of 750,000 shares of the Company's Common Stock. The warrants were issued by the Company ratably as it drew down under the line of credit. Each warrant has a term of two years from the date of issuance. The per share exercise price under the warrant is approximately $5.14, which is the average of the closing price of the Company's Common Stock on the American Stock Exchange over five trading days that began on June 28 and ended on July 2, 1999. Each warrant contains anti-dilution provisions and registration rights among other provisions. The Company drew down $6 million in 1999 under the revolving line of credit and accordingly issued warrants to purchase 750,000 shares of Common Stock to BioChem.

The Company recognized a total of approximately $1.6 million of interest expense in the second half of 1999 calculated using the Black-Scholes pricing model based upon the issuance of these warrants to purchase up to 750,000 shares of common stock.

Upon reaching a definitive acquisition agreement with Baxter in November 1999, to be acquired by Baxter, the Company finalized terms relating to a secured revolving line of credit from Bank of America, N.A., which was guaranteed by Baxter. The credit line was for $30 million at an interest rate of LIBOR plus
 .625% and had a maturity of March 31, 2000. The line of credit was secured by all of the Company's otherwise unencumbered assets, including patents, patent applications and receivables. This line of credit was extended to April 17, 2000, and the $19.5 million outstanding at that time was repaid with part of the proceeds from $45 million of new financing obtained on April 17, 2000. This new financing provides up to $45 million in funding of which $40 million is being provided by BioChem and up to $5 million by Dr. Phillip Frost through June 30, 2000 (collectively, "New Financing"). This New Financing includes the assignment by Bank of America, N.A. to BioChem of the rights and obligations associated with the approximately $19.5 million utilized by the Company under the $30 million line of credit provided by Bank of America. BioChem will provide the remaining $20.5 million and Dr. Frost will provide an additional $5 million, if needed. This New Financing is at a 15% interest rate and is subject to a deferred financing fee of up to $11.25 million in the aggregate, which fee is payable on the maturity date of the New Financing. The New Financing is secured by the same collateral as under the Bank of America line of credit. Baxter has the right to provide the final $5 million under the New Financing arrangements in substitution for Dr. Frost and has a right of first offer to provide any additional financing that the Company may require prior to June 30, 2000. Baxter has consented to these interim financing arrangements and has been released from its guarantee.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

         THE FOLLOWING PARAGRAPHS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS AND TIMING FOR FILING FOR AND OBTAINING REGULATORY APPROVAL, THE PROSPECTS FOR AND TIMING OF MARKETING AND DISTRIBUTION OF VACCINE PRODUCTS, THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, THE AVAILABILITY OF FUNDS UNDER EXISTING CREDIT FACILITIES, THE ABILITY TO SERVICE THE COMPANY'S DEBT AND TO MEET THE COMPANY'S CASH FLOW NEEDS, PROSPECTS FOR PRODUCTION CAPACITY, REDUCED PRODUCTION COSTS, AND THE ABILITY TO CAMPAIGN PRODUCTS THROUGH ITS PRODUCTION FACILITY, LIKELIHOOD OF ADDITIONAL FUNDING FROM FURTHER FINANCINGS OR UNDER ANY NEW LICENSE, MARKETING, DISTRIBUTION AND/OR DEVELOPMENT AGREEMENTS, PROSPECTS OF AND TIMING FOR COMPLETING THE ACQUISITION OF THE COMPANY, CASH REQUIREMENTS FOR FUTURE OPERATIONS, PROJECTED RESULTS OF OPERATIONS, AND PROJECTED CAPITAL EXPENDITURES AND COST REDUCTIONS. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: OBTAINING REGULATORY APPROVAL OF PRODUCTS AND FACILITIES BY REGULATORY AGENCIES INCLUDING THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA"); THE PRODUCTION OF VACCINES; THE TIMING FOR AND EFFICIENCIES RECOGNIZED FROM PRODUCT CAPACITY IMPROVEMENTS; THE NATURE OF COMPETITION; NEED FOR EFFECTIVE MARKETING; DEPENDENCE ON SUPPLIERS, INCLUDING STATENS SERUM INSTITUT ("SSI"), AND DISTRIBUTORS; UNCERTAINTIES RELATING TO CLINICAL TRIALS; UNCERTAINTIES RELATING TO CONSUMMATING THE ACQUISITION OF THE COMPANY; AND THE TIMING AND NECESSITY FOR EXPENDITURES AND/OR COST REDUCTIONS, ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING THE 1999 ANNUAL REPORT ON FORM 10-K, TO WHICH THE READER'S ATTENTION IS DIRECTED. THE AUDIT REPORT FOR THE FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999, AS PREPARED BY THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS, INDICATES THAT THERE IS SUBSTANTIAL DOUBT AS TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

BACKGROUND

         The Company is engaged in the research, development, manufacture and sale of vaccines for the prevention of infectious diseases. The Company's mission is to develop and market superior vaccine products intended to prevent infectious diseases, improve the quality of life of children and adults and lower total health care costs. The Company currently has three licensed products that contain its acellular pertussis vaccine, two of which are licensed in Europe, and Certiva(REGISTERED) (its combined diphtheria, tetanus and acellular pertussis (DTaP) vaccine for infants and children) which is licensed in the U.S., as well as 12 other products in various stages of development to prevent meningococcal, streptococcal, pneumococcal, E. coli, and HAEMOPHILUS INFLUENZAE type b infections.

         In  November  1999,  the Company  signed a  definitive  Share  Exchange
Agreement   (the  "Share   Exchange   Agreement")   to  be  acquired  by  Baxter

International Inc. ("Baxter") in a taxable stock-for-stock transaction pursuant to a plan of arrangement under the Canada Business Corporations Act valued at approximately $390 million. The Share Exchange Agreement was modified in April 2000. Under the modified Share Exchange Agreement, the Company's shareholders will receive $6.73 per share, comprised of $6.70 of Baxter common stock and $0.03 in cash. Consistent with the original Share Exchange Agreement, the number of Baxter shares to be issued to the Company's shareholders will be set based upon the average closing sale price of Baxter common stock for the ten trading days ending on the fifth trading day prior to consummation of the transaction. As part of the transaction, Baxter has agreed to purchase, as promptly as practicable after the closing, the Company's outstanding 6.50% Convertible Subordinated Notes due May 1, 2003 (the "6.5% Notes") and its 4.5% Convertible Secured Notes due November 13, 2003 (the "4.5% Notes") pursuant to the terms of their respective indentures.

         The date by which the transaction is to be completed has been extended from May 31, 2000 to June 30, 2000. Under the amended Share Exchange Agreement, the Company will commit $1.3 million to be paid in July 2000 to assist it in retaining employees through June 30, 2000.

         The Company has failed to satisfy certain conditions to closing under the original Share Exchange Agreement. These and the other conditions to closing have not been modified or waived by the amendment to the Share Exchange
Agreement. In addition, the transaction is still subject to shareholder approval. As a result, even if the acquisition transaction is approved by the Company's shareholders, Baxter will have no obligation to consummate the acquisition transaction. Rather, Baxter will have the option, exercisable in its discretion, prior to June 30, 2000 to either waive any non-compliance with conditions to closing and close the transaction or terminate the Share Exchange Agreement, as amended. Either party, if it is not in breach of the Share Exchange Agreement, as amended, may terminate the transaction if it does not close by June 30, 2000. As under the original Share Exchange Agreement, the Company's Board of Directors will recommend that the shareholders vote in favor of the acquisition transaction. Pursuant to a shareholder agreement, as amended, NAVA shareholders beneficially owning approximately 44% of NAVA's common shares and 100% of NAVA's preferred shares outstanding as of May 8, 2000 (other than NAVA shares issuable upon exercise of options or warrants or conversion of preferred stock or debt) have agreed to vote all of their NAVA common and NAVA preferred shares for approval of the arrangement resolution and, thereby, the arrangement. In addition Baxter beneficially owns approximately 2% of NAVA's common shares outstanding as of May 8, 2000, which it will vote in favor of the arrangement resolution and, thereby, the arrangement. The Company intends to hold a special shareholders meeting in mid-June to approve the acquisition transaction as promptly as practicable.

         Pursuant to a separate agreement, up to $45 million in funding for Company operations is being provided by BioChem and Dr. Phillip Frost through June 30, 2000 (collectively, "New Financing"). This New Financing includes the assignment by Bank of America, N.A. to BioChem of the rights and obligations associated with the approximately $19.5 million utilized by the Company under the $30 million line of credit instituted in November 1999, which was provided by Bank of America and guaranteed by Baxter. That line of credit was repaid with proceeds from the New Financing. The Baxter guarantee expired on April 17, 2000. That line of credit was secured by all of the Company's otherwise unencumbered assets, including patents, patent applications, and receivables. This New

Financing is at a 15% interest rate and is subject to a deferred financing fee of up to $11.25 million in the aggregate, which fee is payable on the maturity date of the New Financing. The New Financing is secured by the same collateral as under the Bank of America line of credit. Baxter has the right to provide the final $5 million under the New Financing arrangements in substitution for Dr. Frost and has a right of first offer to provide any additional financing that the Company may require prior to June 30, 2000. Baxter has consented to these interim financing arrangements and has been released from its guarantee.

         The Company may be required to pay Baxter a termination fee of $14 million and may be required to reimburse Baxter's out-of-pocket expenses up to $1 million if the Share Exchange Agreement, as amended, is terminated under specific circumstances. See "Liquidity Capital Resources; Outlook."

         In connection with the Baxter transaction, the Company's present focus is on the introduction of NeisVac-C(TRADEMARK) in the United Kingdom late second or early third quarter of 2000. The NHS has committed to purchase 3 million doses of NeisVac-C(TRADEMARK) in 2000 for approximately (pound)40 million (or approximately $62 million at May 4, 2000), with shipments that were scheduled to begin in April 2000, subject to UK regulatory approval and certain other conditions. The Company filed its marketing authorization application with the UK regulatory authorities on January 24, 2000 and is seeking approval of NeisVac-C(TRADEMARK) for administration to children 12 months of age and older, adolescents and adults. The Company did not meet the first delivery date in April 2000 under the NHS contract. Currently, the Company expects to have initial product quantities released and available for delivery to NHS late in the second quarter of 2000, although there can be no assurances in this regard. The Company has had informal discussions with NHS regarding the possible delays in licensure and product delivery and believes that, based on these discussions, the NHS would be willing to reschedule deliveries through the end of 2000 for the entire 3 million doses, without penalty, if the regulatory approval for NeisVac-C(TRADEMARK) was issued within a few months of April 2000, although there can be no assurances in this regard.

         With only one manufacturing facility, the Company currently must alternate the production of its various products. During the fourth quarter of 1999, the Company commenced the change over from production of Certiva(REGISTERED) and its acellular pertussis ("aP") vaccines to produce NeisVac-C(TRADEMARK) in anticipation of its commercial launch of the product in the U.K. Accordingly, the Company has been selling Certiva(REGISTERED) and its aP vaccines out of limited inventories produced prior to the change over. The Company expects to return to production of Certiva(REGISTERED) and aP vaccines in 2000 once NeisVac-C(TRADEMARK) production requirements are completed.

         The Company's revenues historically have been derived from product sales of Certiva(REGISTERED) and the aP vaccines and from payments received under marketing, research and development agreements. The product launch for Certiva(REGISTERED), which was licensed by the FDA in July 1998, began in the fourth quarter of 1998. The Company markets Certiva(REGISTERED) in the U.S. to government purchasers, including state governments and the Centers for Disease Control and Prevention ("CDC"). Under a distribution agreement, Abbott

Laboratories ("Abbott") previously marketed Certiva(REGISTERED) to private physicians and managed care markets in the United States; however, Abbott terminated the agreement in September 1999. After Abbott's termination, the Company has sold limited quantities of Certiva(REGISTERED) to non-government purchasers through direct arrangements with distributors.

The Company also has derived product sales from sales of aP vaccines for use in European formulations of Certiva(REGISTERED) and DTaP-IPV (polio) vaccines, principally in Scandinavian countries within the territory of the Company's European partner, SSI. Regulatory approvals for Certiva(REGISTERED)-EU and DTaP-IPV were granted in 1996 in Sweden and Denmark, respectively. In June 1998, the Company was advised that, under the European mutual recognition procedure, the regulatory authorities in Germany, Austria, Sweden and Finland agreed to recognize the marketing authorization granted by Denmark for the DTaP-IPV vaccine. In the first half of 1999, both Germany and Austria issued their national marketing authorizations for the Company's DTaP-IPV vaccine pending the completion of labeling issues related to distribution of the product. Under a marketing agreement between the Company and Chiron-Behring GmbH & Co. ("Chiron Behring"), Chiron Behring was to market the DTaP-IPV vaccine in Germany and Austria. In January 2000, the Company and Chiron Behring terminated the marketing agreement in Germany and Austria for the Company's DTaP-IPV vaccine. The Company does not expect to market DTaP-IPV in Germany and Austria until it can secure alternative distribution arrangements.

Revenues from marketing, research and development agreements historically have been derived principally from collaborations with Aventis Pasteur (formerly Pasteur Merieux Connaught) and Abbott, both of which have been terminated. In February 2000, Aventis Pasteur notified the Company that Aventis Pasteur was exercising its option to terminate the license and clinical development agreements for the Company's Group B meningococcal vaccine principally because of a change in strategic direction by Aventis Pasteur. Under these agreements, Aventis Pasteur reimbursed the Company for certain clinical development costs as incurred and the Company also was entitled to milestone payments upon achievement of prescribed events, principally measured by progress in the regulatory process for the group B meningococcal vaccine. Under the marketing agreement with Abbott, the Company received milestone payments upon the FDA approval of Certiva(REGISTERED), and Abbott supported certain of the Company's clinical development activities for the combination vaccines, such as the DTaP-IPV and DTaP-IPV-Hib vaccines. Under the terms of the Share Exchange
Agreement, as amended, the Company currently cannot enter into any new or alternative collaborative arrangements for third parties to distribute, research or develop its products without Baxter's consent until either the transaction with Baxter is completed or the Share Exchange Agreement, as amended, is terminated.

         The Company has a significant level of indebtedness. As of March 31, 2000, the Company's consolidated indebtedness and capitalized lease obligations totaled approximately $142.6 million, including $75.3 million represented by the 6.5% Notes, $25 million represented by the 4.5% Notes, $6 million under a line of credit guaranteed by BioChem, as more fully discussed below, and $19.5 million under a line of credit guaranteed by Baxter (which was subsequently assigned to BioChem in April 2000). See "Background" above. The Company's total assets at March 31, 2000 were approximately $29.1 million.

         The Company retired $8.4 million of the principal amount of the 6.5% Notes in exchange for 550,000 shares of Common Stock in June 1999. The exchange was privately negotiated with a single holder of the notes, and resulted in the recognition of an approximately $940,000 one-time non-cash expense included in interest expense for the quarter ended June 30, 1999.

         In July 1999, the Company obtained a $6 million revolving line of credit from a commercial bank at an interest rate of LIBOR plus 2.65%. The line of credit currently matures on June 30, 2000 and is guaranteed by BioChem, an affiliate of the Company. BioChem's guarantee will remain in place until July 2001, unless there is a change of control such as the contemplated acquisition by Baxter. In return for the guarantee, the Company granted BioChem warrants to purchase up to 750,000 shares of the Company's Common Stock at approximately $5.14 per share ("Warrants"). Pursuant to a letter agreement, as amended, regarding the Warrants, the Warrants expire upon consummation of the transaction contemplated by the Share Exchange Agreement, as amended. During the second half of 1999, the Company drew down the entire $6 million under the revolving line of credit and accordingly issued Warrants to purchase 750,000 shares of Common Stock to BioChem. A total of approximately $1.6 million of interest expense was generated by the issuance of these Warrants and was recognized in total in the last two quarters of 1999, beginning at the issuance date of the Warrants and ending on December 31, 1999, the original repayment date for the line of credit.

         The Company had 258 and 314 employees as of March 31, 2000 and 1999, respectively.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         In 2000, the Company recognized total revenue of $526,000, which was from sales of Certiva(REGISTERED) in the U.S. Revenue in 1999 totaled $1.5 million of which approximately $363,000 was from sales of aP to SSI, $796,000 was from sales of Certiva(REGISTERED) in the U.S., and $365,000 from collaborative agreements. Other than the aP supply agreement with SSI, the Company currently has no revenue-generating collaborative agreements in place.

         Production expenses were $5.3 million in 2000 compared to $4.8 million in 1999. The increase in these expenses in 2000 is primarily attributable to: the capitalizing of Certiva(REGISTERED) and aP production expenses in 1999, which production expenses were not capitalized in 2000 due to the changeover to NeisVac-C(TRADEMARK) production, and FDA post-marketing surveillance expenses. Costs attributable to aP production under optimized production processes and production of NeisVac-C(TRADEMARK) are being expensed until regulatory approval is obtained for such new products and processes. See "Projected Results From Operations."

         Research and development expenses were $4.9 million in 2000 compared to $3.8 million in 1999. The increase is attributable primarily to contractor costs incurred in the development of NeisVac-C(TRADEMARK) and higher clinical trials expense offset in part by lower depreciation expenses related to the use of an accelerated depreciation method for equipment acquired prior to 1998.

         Selling, general and administrative expenses were $3.7 million in 2000 compared to $2.6 million in 1999. The increase was due primarily to $1.1 million of accrued compensation expense related to an employee retention program.

         In 1999, the Company recognized $952,000 of gain related to the sale of an investment in an affiliate.

         Interest and dividend income decreased to $64,000 in 2000 from $254,000 in 1999. This reduction is due primarily to a decrease in the average cash balance.

         Interest expense increased to $2.1 million in 2000 from $1.9 million in 1999. The increase is due primarily to increased debt as a result of the borrowings under the lines of credit offset in part by principal payments made on the equipment lease.

         The factors cited above resulted in a net loss of $15.3 million or $(0.47) per share in 2000 and a net loss of $10.3 million or $(0.32) per share in 1999. Without the $952,000 gain on the sale of an investment in an affiliate, the loss in 1999 would have been $11.2 million or $(0.35) per share. The weighted-average number of common shares outstanding was 32.9 million for 2000 compared to 32.2 million for 1999. The increase in the number of weighted-average shares outstanding for 2000 as compared to 1999 is attributable primarily to the conversion of some of the 6.5% Notes into 550,000 shares of Common Stock in June 1999.

LIQUIDITY AND CAPITAL RESOURCES; OUTLOOK
----------------------------------------

         The Company's cash requirement for operations for the first quarter of 2000 was $9.0 million as compared to $12.9 million in the fourth quarter of 1999. The decrease is due primarily to interest payments made in November 1999 for the 6.5% and 4.5% convertible notes. The Company's cash requirement for operations is the net cash used in operating activities for the period being reported.

         At March 31, 2000, the Company had cash and cash equivalents of approximately $937,000. In addition, the Company had approximately $2.7 million of restricted cash pledged as collateral under the letter of credit agreement, which will be reduced in amount as payments are made under the equipment lease described in Note 6 of the financial statements.

         PROJECTED RESULTS FROM OPERATIONS. The Company anticipates that it will report a net loss of between $22 and $30 million for the second quarter of 2000, and it is likely that there will be net income in the second half of 2000, with a possible return to losses in the first quarter of 2001. The projected results for the entire year 2000 will be a net loss. The foregoing projections are based upon several factors. The factors included in assessing the projected losses are, among others: the sale of a total of 3 million doses of NeisVac-C(TRADEMARK) under the NHS contract along with the timing and magnitude of such sales; the recognition of up to approximately $11.25 million of expense in the second quarter of 2000 as a result of the deferred financing fee related to the New Financing; difficulties experienced in scaling up bulk manufacturing of NeisVac-C(TRADEMARK); the expensing of costs to produce NeisVac-C(TRADEMARK) prior to regulatory approval; acquisition of additional approvals and possible contracts to supply Certiva(REGISTERED) in 2001; limited product sales in 2000 and possibly in 2001 from the limited inventory of Certiva(REGISTERED) and aP vaccines on hand; manufacturing limitations for the Company's acellular pertussis vaccines; and limitations on the Company's ability to negotiate and enter into new collaborative arrangements and alternative financings pursuant to the terms of the Share Exchange Agreement, as amended, all as more completely discussed in the following paragraphs.

         The principal source of revenues in 2000 is expected to be product sales of NeisVac-C(TRADEMARK) to the NHS. Under the NHS contract, the Company committed to supply NHS with 3 million doses of NeisVac-C(TRADEMARK) beginning in April 2000 for approximately (pound)40 million (or approximately $62 million at May 4, 2000). The Company experienced some problems in scaling up bulk manufacturing of NeisVac-C(TRADEMARK), which have impacted the Company's schedule for commercial production of NeisVac-C(TRADEMARK). The Company believes that progress has been made to address all material production problems, and that the Company will be able to deliver the full 3 million doses of NeisVac-C(TRADEMARK) to the NHS in 2000. The Company has not met the first delivery date in April 2000 and there can be no assurances that further production disruptions or failures will not impact the Company's ability to deliver NeisVac-C(TRADEMARK) timely or in sufficient quantities to meet its obligations under the NHS contract. The Company currently expects to have initial product quantities released and available for delivery to NHS late in the second or early third quarter of 2000, although there can be no assurances in this regard. The Company, however, has not yet received the required regulatory approval to sell NeisVac-C(TRADEMARK) in the U.K.

         In addition, the Company's success in achieving its production goals will depend, in part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense, and the Company has experienced employee losses over the last six months. Although management is taking steps to retain its employees, which includes the payment of bonuses under an employee retention program, no assurance can be given that the Company will continue to attract or retain qualified personnel or that the Company will not experience additional personnel losses in the future. The loss of additional key personnel could adversely affect the Company.

         Under the terms of the NHS contract, if the Company did not receive the requisite marketing authorization before its first delivery date in April 2000, NHS has the right to (1) reschedule the deliveries without reducing the minimum volumes to be supplied by the Company, (2) reduce the volumes to be supplied by the Company by an amount that NHS considers reasonable to reflect the shorter life of the agreement, or (3) terminate the contract. Moreover, once NeisVac-C(TRADEMARK) is licensed, the terms of the contract require, among other things, that the Company reimburse the NHS and its affiliates for any costs associated with delays caused by the Company should the Company be unable to meet agreed-upon delivery schedules. The Company has had informal discussions with NHS regarding the delays in licensure and product delivery and believes that, based on these discussions and the strong profile demonstrated by NeisVac-C(TRADEMARK) in clinical trials, the NHS would be willing to reschedule deliveries through the end of 2000 for the entire 3 million doses, without penalty, if the regulatory approval for NeisVac-C(TRADEMARK) is issued within a few months of April 2000, although there can be no assurances in this regard. If the NHS revises or terminates its commitment to purchase NeisVac-C(TRADEMARK) under the contract, the quarterly operating results will be directly impacted, for this contract represents the Company's principal source of projected revenue in 2000. Moreover, as discussed below, additional acellular pertussis products will only be available in limited quantities for sale in 2000 because of time required for the change over in production following the NeisVac-C(TRADEMARK) campaign and the product cycle time for producing and releasing aP products.

         All costs associated with the production of NeisVac-C(TRADEMARK) are expensed as incurred until the vaccine receives regulatory approval in the U.K. Therefore, the Company will continue to record significant production expenses without any corresponding revenues until that time. The Company also expects initial sales of NeisVac-C(TRADEMARK) to be made from inventory produced prior to regulatory approval. Accordingly, as such inventory is sold, the cost of goods to be reported by the Company would be lower than in subsequent periods. Following regulatory approval, production expenses for NeisVac-C(TRADEMARK) will be capitalized in accordance with generally accepted accounting principles and recognized as expense when product is sold.

         Quarterly operating results also will be affected by various manufacturing limitations. As noted above, the Company has experienced some problems in the commercial production of NeisVac-C(TRADEMARK). The production of vaccines is a highly complex, biological process involving many steps from seed culture through final production. From time to time, the Company experiences disruptions and production failures and there can be no assurances that there will not be disruptions or product failures. Any disruptions and failures increase unit production costs as units are lost in the production process, as well as may limit the Company's ability to meet its supply obligations for NeisVac-C(TRADEMARK) under the NHS contract. In addition, production expenses are mainly fixed and consist primarily of expenses relating to the operation of the Company's one manufacturing facility and maintaining a ready work force.

         During the second and third quarters of 2000, the Company expects to have limited product sales of Certiva(REGISTERED) and its aP vaccine from the minimal, remaining inventories on hand. The majority of this remaining inventory was made under the Company's new production enhancement program designed to increase production capacity and efficiency, and cannot be sold in the United States or Europe until the appropriate regulatory authorities approve the enhancements. Accordingly, these lots were previously expensed when made, and the cost of goods to be reported by the Company upon sale of these products will be lower than in subsequent periods. The Company filed the appropriate documentation with the FDA in the fourth quarter of 1999 seeking regulatory approval and believes that FDA approval of the enhancements will be granted in the third quarter of 2000. SSI, the Company's European partner, has filed for regulatory approval in its territory for the DTaP and DTaP-IPV products containing the bulk aP vaccine manufactured with the enhanced production process. The Company expects that SSI will obtain regulatory approval in its territories by the end of 2000. There can be no assurances that any of these regulatory approvals for these production enhancements will be forthcoming in a timely manner or at all.

         The Company also has been working to eliminate bottlenecks and streamline and strengthen the product testing and release process for its aP vaccines, thereby reducing production disruptions and failures and enhancing the reliability of the production process. This work will continue to be performed off-line during the second quarter of 2000, while NeisVac-C(TRADEMARK) is being produced in the manufacturing facility. When the enhanced production and testing processes are fully implemented, the Company believes that unit production costs before filling and packaging will be reduced. In prior years, the production costs for the Company's aP products exceeded their net realizable value, and there can be no assurances that the enhanced production and testing processes will lower the unit production costs or permit the Company to produce sufficient quantities of vaccine to generate a gross profit, particularly in light of the increased filling and packaging costs associated with the decision to manufacture Certiva(REGISTERED) without the preservative thimerosal, as discussed below.

         After the Company produces sufficient quantities of the NeisVac-C(TRADEMARK) to fulfill its contractual obligations in the United Kingdom, the Company expects to return to the manufacturing of aP vaccines late in the third quarter of 2000, utilizing the enhanced production and testing processes. Because of the lengthy manufacturing and testing cycle, product from these manufacturing runs will not be available for sale until at least the fourth quarter of 2000. Until such time as product is available, sales of aP-containing products will be made from the limited product inventory currently on hand. Accordingly, the Company expects reduced sales of these products through the third quarter of 2000. Sales could be further limited in the second half of 2000 if the enhanced production and testing processes do not work properly upon startup of aP production or regulatory approval for these enhancements is not received in a timely manner or at all. Given that the Company expects to continue to alternate NeisVac-C(TRADEMARK) and aP production through at least 2001, the Company will have limited time to manufacture aP vaccines, so the Company intends first to satisfy SSI's agreed-upon requirements, then supply aP vaccine for clinical trials of the Company's new combination vaccines, such as DTaP-IPV and AMVAX(REGISTERED), its tetanus, diphtheria and aP booster vaccine for adults, and then use any remaining capacity to manufacture Certiva(REGISTERED) without thimerosal. Therefore, the Company anticipates having lower sales of Certiva(REGISTERED) in 2000 and into 2001, and any such sales could be further diminished if the Company is unable to reach suitable distribution arrangements to sell Certiva(REGISTERED) to non-government purchasers in the United States. Moreover, the Company does not expect to have any sales of DTaP-IPV vaccine in Germany and Austria until such time as product is available and the Company secures a distributor for the vaccine. Any such distribution arrangements would require the consent of Baxter under the terms of the Share Exchange Agreement, as amended. Although the national marketing authorization for the sale and distribution of its DTaP-IPV vaccine in Germany and Austria has been completed, the Company and Chiron Behring terminated at the end of 1999 the distribution agreement for sales within these countries.

         As a result of a recent assessment of potential health risks related to mercury contained in food and drugs conducted by the FDA, in cooperation with the Environmental Protection Agency, the continued use of thimerosal in vaccines has been questioned. Thimerosal is a mercury-containing preservative commonly used in vaccines packaged in multi-dose vials. Thimerosal is approved for use by the FDA and is currently included in more than 30 licensed vaccines in the United States. In July 1999, the Company decided to follow the recommendations of these agencies and move toward the discontinued use of thimerosal in Certiva(REGISTERED), which is licensed in multi-dose vials. The Company intends to submit data to the FDA on Certiva(REGISTERED)-EU, the European formulation of Certiva(REGISTERED), which does not contain thimerosal, to facilitate the approval and introduction in the United States of a thimerosal-free formulation of the product in single-dose syringes. The Company previously filled Certiva(REGISTERED) in multi-dose vials, so the added costs associated with filling and packaging single-dose syringes will substantially increase production costs on a per-dose basis. If the Company is not able to pass on those additional costs in the United States through increases in the current selling price of Certiva(REGISTERED), then the Company may not recognize a gross profit on sales of Certiva(REGISTERED), even with full implementation of the enhanced production and test processes described above. The Company expects to submit data to the FDA on a thimerosal-free formulation of Certiva(REGISTERED) before the end of the second quarter of 2000 or shortly thereafter, and the Company will work expeditiously with the FDA to obtain approval, although there can be no assurances that such regulatory approval will be received timely or at all. The American Academy of Pediatrics ("AAP") has called for the FDA to expedite the review of manufacturers' supplemental applications to eliminate or reduce the mercury content of vaccine products. As noted above, the Company will in the interim continue to sell previously produced thimerosal containing Certiva(REGISTERED) that it has on hand.

         The Company does not anticipate receiving any revenue in 2000 from collaborations unless the Company enters into any new collaborative arrangements for the research, development, marketing and distribution of its products. In past years, the Company has recognized revenue for milestone payments and development funding primarily under collaborative agreements with Abbott and Aventis Pasteur; however, with the termination of both of these relationships, the Company will not receive any further funding under these agreements. Moreover, under the terms of the Share Exchange Agreement, as amended, the Company may not enter into any collaborative arrangement without Baxter's consent until the transaction with Baxter is completed or the Share Exchange Agreement, as amended, is terminated.

         In late March 2000, the Company was notified by SSI that SSI is seeking changes in the terms, primarily with regards to pricing, quantity, territories and exclusivity provisions of its supply agreements with the Company. The Company is currently in discussions with SSI to address its concerns and is unable to predict at this time what impact, if any, these proposed changes would have on the future operations of the Company.

         The foregoing paragraphs include forward looking statements including statements as to: revenue projections; projection of earnings (losses); timing and likelihood of further regulatory approvals; the Company's ability to timely and efficiently expand its production capacity and lower unit costs for NeisVac-C(TRADEMARK) and Certiva(REGISTERED); the prospects for and timing of NeisVac-C(TRADEMARK) production and regulatory filings; and the Company's ability to address production failures relating to NeisVac-C(TRADEMARK) and Certiva(REGISTERED) production, among others. The factors that affect the level of future revenues from product sales include, among other things, the Company's ability to obtain distribution partners, subject to Baxter's consent, for its products in the United States and Europe; the Company's ability to effectively position the Company's products against competitive products (including safety, efficacy, and pricing); the Company's ability to manufacture and deliver NeisVac-C(TRADEMARK) and pertussis vaccine products in accordance with customer orders; the timing and amount of product orders; and the timing of future product launches. The factors that affect the Company's ability to timely and efficiently expand aP production capacity include, among others, the adequacy of engineering designs, the manufacturing experience with these enhancements, the timeliness of regulatory review of modifications, the acceptability of such modifications to the applicable regulatory authorities, and the ability to successfully stream line and strengthen the product testing and release process. There can be no assurances that the Company's plans to increase production capacity and output will be effective or result in anticipated production efficiencies and reduced unit cost or will be acceptable to any regulatory agency. The factors affecting timing for commercialization of NeisVac-C(TRADEMARK) include, among other things, overcoming production problems in scaling up commercial production, results of ongoing clinical trials, and expedited UK regulatory review.

         In addition, there are no assurances that the steps taken by the Company to address production disruptions and failures and quality testing inefficiencies for both NeisVac-C(TRADEMARK) and the pertussis vaccines will be effective or that disruptions, failures, and inefficiencies will not continue in the future. Production disruptions, failures or inefficiencies could have a material adverse effect on the Company's future operating results and could affect the Company's existing licenses as well as any applications for approval for its products or the timing of such approvals. No assurances can be given that the Company will be successful in maintaining consistent and continuous commercial production of its products. Further, because the Company's manufacturing operations are located principally in one facility, any condition or event that adversely affects the condition or operation of such facility would have a material adverse effect on the Company's financial condition and future results of operations.

         PROJECTED CASH REQUIREMENTS FOR OPERATIONS AND FINANCING ACTIVITIES. In April 2000, the Company secured financing for up to $45 million, which will mature on June 30, 2000. Of that total, $19.5 million was used to repay the loan to Bank of America, which was guaranteed by Baxter. The remaining available funds are expected to meet the Company's cash requirements through June 30, 2000. The second quarter 2000's cash requirement is anticipated to be between $20 and $25 million, which is much higher than the $9.0 million requirement incurred in the first quarter of 2000 due primarily to projected increased spending related to NeisVac-C(TRADEMARK) production, and the semi-annual interest  payment  of $2.4  million  on the  6.5%  Notes  and the  approximately
$600,000 payment on the 4.5% Notes both due May 2000, and the payments of approximately $2.1 million in May 2000 for "stay" bonuses under an employee retention program. In addition, the $6 million outstanding balance under the line of credit guaranteed by BioChem must be repaid by June 30, 2000. The Company has also committed to spend an additional $1.3 million to be paid July 1, 2000 as part of the employee retention program. If the transaction with Baxter does not close by June 30, 2000, the Company will be required to raise up to approximately $74 million, or $89 million should the Company be required to pay breakup fees to Baxter, in order to finance its operations through the end of 2000, service its debt and repay its lines of credit, including the up to $45 million that would be due to BioChem and Dr. Frost in connection with the New Financing and the deferred financing fee of up to $11.25 million, which is payable on the maturity date of the New Financing. Should the $74-89 million financing be required, the funds would be required on or before July 10, 2000. This range could be affected by the timing and amount of additional cash requirements associated with the status of commercial production of NeisVac-C(TRADEMARK) and incorporates the sale of up to $62 million in the second half of 2000 of NeisVac-C(TRADEMARK) to the NHS. See "Funding Sources." The foregoing includes forward looking statements and the factors that affect the actual cash required for operations could include, among other things:
vaccine production levels; regulatory authorization to commence clinical investigations; timing for the commencement of planned clinical trials; and the level of expenditures for the Company's ongoing research and development program.

         CAPITAL EXPENDITURES. Total capital expenditures for the first three months of 2000 were $150,000. The Company expects to spend a total of approximately $1.5 million in 2000 for capital expenditures on minor ongoing facilities' modifications, systems and equipment related to the acceleration of the production for NeisVac-C(TRADEMARK). The foregoing include forward looking statements. The amount of and timing for capital expenditures could fluctuate based upon a number of factors including, without limitation, the equipment purchases required in order to produce NeisVac-C(TRADEMARK); and the amount and timing of unanticipated costs to replace or repair existing equipment and systems in order to keep facilities operational and in compliance with regulatory requirements.

         FUNDING SOURCES. Given the Company's limited projected revenues in the second quarter of 2000 and with the termination of the Company's collaborations with Abbott and Aventis Pasteur, the Company's principal source of financing is the New Financing with BioChem and Dr. Frost. The outstanding principal balance under the New Financing totaled approximately $31.2 million at May 12, 2000, and may be increased up to $45 million through June 30, 2000.

         If the Company is unable to complete the transaction with Baxter by June 30, 2000, the Company would be required to obtain additional funding through a borrowing arrangement with one or more of its affiliates, through the sale of debt and/or equity securities and/or reduce cash requirements through significant reductions in operating levels. There can be no assurances that the Company will be able to obtain, in the timeframe required, debt or equity financing on favorable terms or in amounts required to meet future cash requirements and the amounts owed under outstanding lines of credit, or that the Company, if necessary, would be successful in reducing operating levels or effectively controlling costs, or that if operating levels are reduced, the Company would be able to maintain operations for any extended period of time. Moreover, under the Share Exchange Agreement, as amended, the Company may not enter into any new financing arrangements without Baxter's consent until the transaction with Baxter is completed or the Share Exchange Agreement, as amended, is terminated.

           Under the Share Exchange Agreement, as amended, the Company also has agreed to pay Baxter's out-of-pocket expenses up to $1 million if Baxter terminates the Share Exchange Agreement, as amended, as a result of either the Company's breach of a covenant in the Share Exchange Agreement, as amended, or an intentional breach by the Company of any representation or warranty in the Share Exchange Agreement, as amended. The Company has also agreed to pay Baxter a termination fee of $14 million and reimburse Baxter for its out-of-pocket expenses up to $1 million if the Share Exchange Agreement, as amended, is terminated under any of the following circumstances:

     o Baxter terminates the Share Exchange Agreement, as amended, because the Company's board withdraws or modifies its recommendation as to the Share Exchange Agreement, as amended, or the arrangement resolution or resolves to do so, or the Company fails to comply with the non-solicitation provisions of the Share Exchange Agreement, as amended, or the Company's board recommends an alternative transaction or fails to reconfirm its recommendation of the arrangement;

     o either Baxter or the Company terminates the Share Exchange Agreement, as amended, after June 30, 2000 or because the Company's shareholders fail to approve the arrangement, and, in each case, at the time of such termination or failure to approve the transaction, an alternative transaction exists; or

     o Baxter terminates the Share Exchange Agreement, as amended, as a result of either a breach by the Company of a covenant in the Share Exchange Agreement, as amended, or an intentional breach by the Company of a representation or warranty in the Share Exchange Agreement, as amended, and, at the time of termination, either an alternative transaction exists or has been proposed, or within one year after termination, the Company is acquired by another entity or enters into an acquisition agreement with another entity.

         In addition, the Company has been notified by the American Stock Exchange ("Exchange") that it was considering delisting the Company because of non-compliance with its listing requirements. The Exchange has deferred its judgment on delisting. If the proposed transaction with Baxter is not progressing or consummated, then the Exchange has requested that the Company provide it with additional information regarding its financial condition.

         While the foregoing paragraphs contain a description of the factors affecting the Company's business prospects and risk factors affecting future operations, reference also is made to the risk factors and other information described in the Company's other filings with the SEC, including the 1999 Annual

Report on Form 10-K, for a more complete description of the risks and uncertainties affecting the Company and its business.

TAX AND REPORTING MATTERS
-------------------------

         At December 31, 1999, the Company and its subsidiaries had income tax loss carry forwards of approximately $52.4 million to offset future Canadian source income and approximately $114.3 million to offset future United States taxable income subject to the alternative minimum tax rules in the United States.

         If more than a certain percentage of the Company's assets or income becomes passive, the Company will be classified for U.S. tax purposes as a passive foreign investment company ("PFIC"), and a U.S. taxpayer may be subject to an additional Federal income tax on receiving certain dividends from the Company or selling the Company's Common Stock. The Company has not been classified as a PFIC to date, and it intends to, and believes that it can, generate sufficient other income to avoid being classified as a PFIC. This is a forward looking statement and the factors affecting this classification include, among other things, the timing and amount of revenue from product sales; the timing and amount of license fees, milestone payments and development funding under any license, marketing, distribution and development agreements; the classification of payments received by the Company as active or passive; and the classification of the Company's assets as active or passive.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently does not have reportable segments. There were $526,000 and $796,000 of product sales in the United States for the quarters ended March 31, 2000 and 1999, respectively. Product sales to Europe, which were all made to SSI, were approximately $0 million and $363,000 for the quarters ended March 31, 2000 and 1999, respectively. All products are currently being manufactured at the Company's one production facility in the United States. The production process, and ultimately product costing, is primarily the same for all of the Company's aP vaccine products sold in the United States and Europe. Because of this, and the relative consistency in selling prices, as well as the nature of the distribution methods utilized by the Company, the Company does not differentiate and manage its business along geographic lines.

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

         The Company had $25 million of 4.5% Notes at March 31, 1999, which bear interest at 4.5% per annum and mature in November 2003. The Company does not have significant exposure to changing interest rates related to the 4.5% Notes because the interest rate on these notes is fixed.

         The Company had $75.3 million of 6.5% Notes at March 31, 1999, which bear interest at 6.5% per annum and mature in May 2003. The Company does not have significant exposure to changing interest rates related to the 6.5% Notes because the interest rate on these notes is fixed.

         The Company has drawn down a total of $6 million under the revolving line of credit guaranteed by BioChem. The loans bear interest at LIBOR plus 2.65% basis points, which are at approximately 8.9% as of May 12, 2000. Each draw under the line is an individual revolving loan. New interest rates and periods will be determined when these loans mature. The entire principal balance on the line of credit must be repaid no later than June 30, 2000. The Company has exposure to changing interest rates related to the $6 million of debt but does not deem it material due to the time limitations on the borrowing.

           The Company has drawn down $31.2 million as of May 12, 2000 under a revolving line of credit with BioChem and Dr. Phillip Frost. The loan bears interest at the annual rate of 15%. The Company does not have exposure to changing interest rates related to the $31.2 million of debt because the interest rate on this credit facility is fixed.

         The Company has not undertaken any actions to cover interest market risk and is not a party to any interest rate market risk management activities.

         A hypothetical ten percent change in the market interest rates over the next year would not materially impact the Company's earnings or cash flow as the interest rates on the Company's long-term convertible debt and the New Financing line of credit are fixed and its other revolving line of credit and cash investments are short term. A hypothetical ten percent change in the market interest rate over the next year, by itself, would not have a material adverse effect on the fair value of the Company's long-term convertible debt, revolving lines of credit or its short-term cash investments.

         The Company does principally all of its transactions in U.S. dollars and currently has limited payment obligations in Swedish Krona and Danish Kroner; however, such obligations are not material to the Company's operations. The Company's contract with the U.K. for sale of NeisVac-C(TRADEMARK) is denominated in British Pounds Sterling. The value of this contract is approximately (pound)40 million or approximately $62 million at May 4, 2000. The contract is contingent upon the Company receiving regulatory approval for NeisVac-C(TRADEMARK) in the U.K. The Company has exposure to changing exchange rates between the dollar and the British Pound Sterling. A hypothetical ten percent change in the market exchange rate over the remaining eight months ending December 31, 2000 could result in a reduction of up to approximately $4.1 million in potential revenue from this contract. The Company intends to reduce risk to possible changes in exchange rates between the currencies by possibly entering into a hedging transaction before the effective date of the contract.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits

         Exhibit No.           Description
         -----------           -----------

         10.60                 Amendment No. 1 to Share Exchange Agreement dated
                               as of April 17, 2000 (1)
         10.61                 Amendment No. 1 to Shareholder Agreement dated as
                               of  April 17,  2000, among Baxter,  BioChem,  and
                               certain other shareholders of the Company (1)
         10.62                 Amended and Restated  Warrant  Termination Letter
                               dated April 17, 2000 (1)
         10.63                 Assignment,  Acceptance  and Amendment  Agreement
                               dated as  of  April 17, 2000,  among the  Bank of
                               America, N.A., BioChem, the  Company, Baxter, and
                               Dr. Phillip Frost (1)
         27                    Financial Data Schedule

         (1) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated March 30, 2000.

(b)      Reports on Form 8-K

         The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated March 16, 2000, under Items 5 and 7 reporting the issuance of two press releases regarding the status of its acquisition by Baxter.

         The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated March 30, 2000, under Items 5 and 7 reporting the settlement of a lawsuit brought by Sharon Mates, the Company's former President, extensions related to the Company's line of credit with Bank of America, N.A., an amendment of the Share Exchange Agreement under which Baxter proposes to acquire the Company, and the securing of a new line of credit with BioChem and Dr. Phillip Frost for up to $45 million which includes the assignment by Bank of America, N.A. to BioChem of the rights and obligations associated with the approximately $19.5 million utilized by the Company under the line of credit with Bank of America, N.A.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    `                   NORTH AMERICAN VACCINE, INC.
                                        ----------------------------
                                        (Registrant)


                                        By:  /s/ Randal D. Chase
                                        ------------------------
                                        Randal D. Chase, Ph.D.
                                        Chief Executive Officer and President


                                        By: /s/ Lawrence J. Hineline
                                        ----------------------------
                                        Lawrence J. Hineline
                                        Vice President - Finance







Date:  May 15, 2000